Form 10-Q
period 1996-06-30
VALRICO BANCORP INC
filed 1996-08-09
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended JUNE 30, 1996


                COMMISSION FILE NUMBER 33 ACT FILE NO.-33-90524
                                       ------------------------


                             VALRICO BANCORP, INC.
                             ---------------------
             (Exact name of registrant as specified in its Charter)




        (FLORIDA)                                65-0553757
        ---------                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




                1815 EAST STATE ROAD 60, VALRICO, FLORIDA 33594
              ---------------------------------------------------
             (Address of principal executive offices and zip code)




                                 (813) 689-1231
                                 --------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  (1) Yes    X     (2) No
                                                   -------         -------


As of June 30, 1996, there were 297,345 shares of common stock outstanding.

                             VALRICO BANCORP, INC.


                                     INDEX


PART I. FINANCIAL INFORMATION                       PAGE NUMBER
- - -----------------------------                       -----------

Item 1. Financial Statements (Unaudited):

        Consolidated balance sheets- June 30, 1996
        and December 31, 1995                              3

        Consolidated statements of income- Three
        months ended June 30, 1996 and 1995;  Six
        months ended June 30, 1996 and 1995                4

        Consolidated statement of shareholders'
        equity- Six months ended June 30, 1996 and
        1995                                               5

        Consolidated statements of cash flows- Six
        months ended June 30, 1996 and 1995                6

        Notes to consolidated financial statements         7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations      8-9


PART II. OTHER INFORMATION                                 10
- - --------------------------

SIGNATURES                                                 11
- - ----------

                             VALRICO BANCORP, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                    June 30               December 31
                                                     1996                   1995
                                                  -----------           -----------
ASSETS:
Cash and due from banks                           $ 3,358,269           $ 2,327,055
Federal funds sold                                  4,550,000             3,323,000
Securities available for sale                       7,228,573             5,106,911
Securities to be held to maturity                   3,181,382             2,918,379
Loans, net of allowance for loan losses            33,399,398            33,191,038
Facilities                                          1,060,270             1,149,928
Other real estate                                           0               178,272
Accrued interest receivable                           373,474               375,488
Other assets                                        1,045,885             1,022,063
                                                  -----------           -----------
                 Total assets                     $54,197,251           $49,592,134
                                                  ===========           ===========

LIABILITIES:

Deposits:
  Demand deposits                                $  8,992,138        $    6,557,640
  NOW deposits                                      8,460,648             7,860,346
  Money market deposits                             5,048,145             3,938,092
  Savings deposits                                  6,555,619             5,935,241
  Time deposits (under $100,000)                   16,271,109            16,544,783
  Time deposits ($100,000 and over)                 4,167,403             3,937,520
                                                  -----------           -----------
                 Total deposits                    49,495,062            44,773,622

Federal funds purchased                                     0                     0
Securities sold under agreements to repurchase        471,273               389,641
Accounts payable and accrued liabilities              562,419               833,395
                                                  -----------           -----------
                 Total liabilities                 50,528,754            45,996,658
                                                  -----------           -----------

STOCKHOLDERS' EQUITY:

Common stock, No par value, authorized
   1,000,000 shares, issued and outstanding
   297,345 shares for 1996; 299,279 for 1995          297,345               299,279

Capital surplus                                     2,320,419             2,323,160

Retained earnings                                   1,140,925             1,008,662

Net unrealized holding losses on securities           (90,192)              (35,625)
                                                  -----------           -----------
     Total stockholders' equity                     3,668,497             3,595,476
                                                  -----------           -----------
     Total liabilities and stockholders' equity   $54,197,251           $49,592,134
                                                  ===========           ===========



     See Accompanying Notes to Consolidated Financial Statements




                                   Page - 3

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)





                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            June 30                             June 30
                                                      1996               1995             1996              1995
                                                   ----------          --------        ----------        ----------
Interest income:

  Interest and fees on loans                       $  828,544          $782,779        $1,664,816        $1,512,179

  Interest on investment securities                   156,003           140,905           267,776           283,519

  Income on Federal funds sold                         61,292            27,410           123,658            38,564
                                                   ----------          --------        ----------        ----------
    Total interest income                           1,045,839           951,094         2,056,250         1,834,262
                                                   ----------          --------        ----------        ----------


Interest Expense:

  Interest on deposits                                373,689           346,853           749,632           664,441

  Interest on Federal funds purchased and
    securities sold under agreements to repurchase      4,203             2,464             7,191             6,606
                                                   ----------          --------        ----------        ----------
    Total interest expense                            377,892           349,317           756,823           671,047
                                                   ----------          --------        ----------        ----------
    Net interest income                               667,947           601,777         1,299,427         1,163,215



Provision for loan losses                              20,000             5,000            55,000            60,000
                                                   ----------          --------        ----------        ----------
  Net interest income after provision
     for loan losses                                  647,947           596,777         1,244,427         1,103,215
                                                   ----------          --------        ----------        ----------
Other income:

  Service charges on deposit accounts                  85,818            78,542           163,212           159,782

  Miscellaneous income                                 21,807             7,859            42,101            43,702
                                                   ----------          --------        ----------        ----------
    Total other income                                107,625            86,401           205,313           203,484
                                                   ----------          --------        ----------        ----------
Other expense:

  Salaries and employee benefits                      292,796           217,822           580,671           431,375

  Occupancy expense                                    94,720            88,172           189,241           172,826

  Equipment expense                                    67,925            41,377           136,564            82,734

  Stationery, printing, and supplies                   22,916            13,337            42,443            27,487

  Miscellaneous expenses                              125,515           171,638           256,104           323,828
                                                   ----------          --------        ----------        ----------
    Total other expenses                              603,872           532,346         1,205,023         1,038,250
                                                   ----------          --------        ----------        ----------



Income before provision for federal income tax        151,700           150,832           244,717           268,449

Income taxes                                           60,500            53,850            93,921            96,700
                                                   ----------          --------        ----------        ----------
Net Income                                         $   91,200          $ 96,982        $  150,796        $  171,749
                                                   ----------          --------        ----------        ----------

Per Share Information:

  Average shares outstanding                          297,345           302,779           297,345           302,779
                                                   ----------          --------        ----------        ----------
  Net income per share                             $    0.307          $  0.320        $    0.507        $    0.567
                                                   ----------          --------        ----------        ----------





See Accompanying Notes to Cosolidated Financial Statements



                                   Page - 4

                             VALRICO BANCORP, INC.

           CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY (UNAUDITED)

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995




                                                                            Net unrealized     Total
                                   Common       Capital      Retained       holding Losses     stockholder
                                    stock       surplus      earnings       on securities      equity
                                   --------    ----------    ----------     -------------      ----------
Balance at December 31, 1995       $299,279    $2,323,160    $1,008,662        ($35,625)       $3,595,476

  Net income                                                    150,796                           150,796
  Net change in net unrealized
     holding losses on securities                                               (54,567)          (54,567)
  Transfer                                         12,093       (12,093)                                0
  Stock redeemption                  (1,934)      (14,834)       (6,440)                          (23,208)

Balance at June 30, 1996           $297,345    $2,320,419    $1,140,925        ($90,192)       $3,668,497
                                   ========    ==========    ==========        ========        ==========





Balance at December 31, 1994       $302,779    $2,301,511    $  727,321        ($93,223)       $3,238,388

  Net income                                                    171,749                           171,749
  Cash dividends                                                      0                                 0
  Net change in net unrealized
     holding losses on securities                                                44,119            44,119
  Transfer                                0             0             0               0                 0
                                   --------    ----------    ----------        --------        ----------
Balance at June 30, 1995           $302,779    $2,301,511    $  899,070        ($49,104)       $3,454,256
                                   ========    ==========    ==========        ========        ==========



See Accompanying Notes to Consolidated Financial Statements





                                   Page - 5

                             VALRICO BANCORP, INC.

               CONSOLIDATED STATEMENTS OF  CASH FLOWS (UNAUDITED)


                                                      SIX MONTHS ENDED
                                                           JUNE 30
                                                      1996               1995
                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $   150,796        $   171,749
  Adjustments to  reconcile net loss to net cash
    Provided by operating activities:
    Provision  for loan losses                         55,000             60,000
    Provision for depreciation and amortization        98,035             95,188
    Net amortization (accretion) of investments
    security premiums and discounts                   (25,199)            15,387
    (Increase) decrease in assets:
      Accrued interest receivable                       2,014             11,115
      Other assets                                    (23,822)          (138,623)
    (Increase) decrease in liabilities:
   Accounts payable and accrued liabilities          (275,374)            50,854
                                                  -----------        -----------
     Net cash provided by operating activities        (18,550)           265,670
                                                  -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investment securites                  (3,819,982)          (100,000)
 Proceeds from sale of investment securites                 0                  0
 Proceeds from maturities of investment securities  1,435,316            409,715
 (Increase) decrease deferred income tax              (24,969)           (22,726)
 (Increase) decrease in Federal funds sold         (1,227,000)        (2,597,000)
 (Increase) decrease in loans                        (263,360)        (1,505,291)
 Purchase of facilities                                (8,377)          (183,831)
 ORE                                                  178,272                  0
                                                  -----------        -----------

     Net cash used in investing activities         (3,730,100)        (3,999,133)
                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                             4,721,440          4,101,129
   Decrease in Federal funds purchased                      0                  0
   Increase in securities sold under
   agreements to repurchase                            81,632            174,000
   Redemption of common stock                         (23,208)                 0
   Dividends                                                0                  0
                                                  -----------        -----------
     Net cash provided by financing activities      4,779,864          4,275,129
                                                  -----------        -----------
NET INCREASE IN CASH                                1,031,214            541,666

CASH,BEGINNING OF YEAR                              2,327,055          1,939,416
                                                  -----------        -----------
CASH, END OF YEAR                                 $ 3,358,269        $ 2,481,082
                                                  -----------        -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash Paid During the Period For:
      Interest                                    $   530,213        $   786,213
      Income Tax                                  $    96,643        $    95,242



See Accompanying Notes to Consolidated Financial Statements


                                   Page - 6

                             VALRICO BANCORP, INC.




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                  (UNAUDITED)





BASIS OF PRESENTATION

Valrico Bancorp, Inc., a one-bank holding company acquired 100% stock of Valrico State Bank as of May 31, 1995. Therefore, the unaudited consolidated financial statements include the accounts of Valrico Bancorp, Inc. (the Company) and its wholly owned subsidiary, Valrico State Bank (the Bank).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 297,345 shares as of June 30, 1996 and 302,779 as of June 30, 1995. During 1996, $23,208 was paid to purchase 1,934 common shares from the Company's shareholders.





                                    Page - 7

                             VALRICO BANCORP, INC.




          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



The Company's primary asset is its subsidiary bank, which has just completed its seventh full year of operation as of June 23, 1996. The Bank deposits were $49,495,062 an increase of $4,721,440 or 10.55% as of June 30, 1996. Demand deposits, primarily non-interest bearing had the highest percentage of growth at 37.1% or an increase of $2,434,498 as of June 30, 1996.

Loan demand had soften during the first quarter and the Bank experienced a decline in loans. Agricultural lines of credit which are normally drawn against during the first quarter actually experienced a decline in outstandings. However, loan demand improved during the second quarter and as of June 30, 1996 loans had increase $208,360 or .63% since the end of 1995. The allowance for credit losses at June 30, 1996 was $459,674 compared to $491,563 at December 31, 1995. The Bank had $94,096 in write offs and recoveries in the amount of $7,207 during the six months ended June 30, 1996. The Bank had three nonperforming loans totaling $188,040 or .55% of total loans at June 30, 1996. A total of $55,000 has been expensed for provision for loan losses as of June 30, 1996. Management considers the allowance to be adequate at this time.

Due to the strong growth in deposits and the soft loan demand the first quarter, the Bank purchased a total of $3,819,982 in securities such as Treasuries, Agencies, and Municipals.

Consolidated net income for the first six months was $150,796 or $.507 per share which compares to $171,749 or $.567 per share for the first six months ended June 30, 1995. While this represents a decline over the comparable quarter of $20,953, the first six months of 1996 includes expenses related to our second branch which opened in September, 1995 and continues to have a
negative impact  to net income.   As of June 30, 1996, the year to date total
expenses for the Plant City branch were $145,864 and the net income after expenses was a loss of $55,139. However, the branch continues to grow and earnings continue to improve on a monthly basis. Breakeven is expected within 15 to 18 months. Our first branch which opened April 1994 had





                                    Page - 8
positive earnings for the first time in December 1995 and has had positive earnings throughout the six months of 1996.

Salaries and benefits represent 48.2% of noninterest expenses for the six months ended June 30, 1996 compared to 41.5% for the six months ended June 30, 1995. Salary expense for the six months ended June 30, 1996 increased 34.6% over the same period for 1995, however the cost of our second branch personnel was experienced throughout the six months period in 1996 as stated above.


The Tier I capital ratio was 6.93% and the total capital ratio was 7.78% at June 30, 1996. The Tier I capital ratio to total risk-weighted assets was 10.07% and total capital ratio to total risk-weighted assets was 11.32% at June 30, 1996.





                                    Page - 9

                             VALRICO BANCORP, INC.





PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27 Financial Data Schedule

No reports on  Form 8-K were filed for the quarter ended June 30, 1996.





                                    Page - 10

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      VALRICO BANCORP, INC.



August 7, 1996                    By: Larry R. Tracy
- - --------------                       -----------------------------------
   (Date)                             Larry R. Tracy,
                                      President and Chief Executive
                                      Officer



August 7, 1996                    By:  Jerry L. Ball
- - --------------                        ----------------------------------
   (Date)                              Jerry L. Ball,
                                       Executive Vice President
                                       and Cashier







                                  Page - 11

                                EXHIBIT INDEX


Exhibit
  No.                           Description                           Page
- - -------                         -----------                           ----

  27                       Financial Data Schedule