Form 10-Q
period 1996-09-30
VALRICO BANCORP INC
filed 1996-11-12
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended SEPTEMBER 30, 1996


                COMMISSION FILE NUMBER 33 ACT FILE NO.-33-90524
                                       ------------------------


                             VALRICO BANCORP, INC.
                             ---------------------
             (Exact name of registrant as specified in its Charter)




         FLORIDA                                        65-0553757
         -------                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




                1815 EAST STATE ROAD 60, VALRICO, FLORIDA 33594
             ----------------------------------------------------
             (Address of principal executive offices and zip code)




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
(1) Yes    X     (2) No
         ----           ----


As of September 30, 1996, there were 296,845 shares of common stock outstanding.

                             VALRICO BANCORP, INC.


                                     INDEX

PART I. FINANCIAL INFORMATION                                PAGE NUMBER

Item 1. Financial Statements (Unaudited):

        Consolidated balance sheets- September 30, 1996
        and December 31, 1995                                    3

        Consolidated statements of income- Three
        months ended September 30, 1996 and 1995;  Nine
        months ended September 30, 1996 and 1995                 4

        Consolidated statements of shareholders'
        equity- Nine months ended September 30, 1996 and
        1995                                                     5

        Consolidated statements of cash flows- Nine
        months ended September 30, 1996 and 1995                 6

        Notes to consolidated financial statements               7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations            8-11


PART II. OTHER INFORMATION                                       12

SIGNATURES                                                       13

                             VALRICO BANCORP, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                 September 30        December 31
                                                     1996               1995
                                                 ------------        -----------
ASSETS:
Cash and due from banks                          $ 3,524,060        $ 2,327,055
Federal funds sold                                         0          3,323,000
Securities available for sale                      7,168,067          5,106,911
Securities to be held to maturity                  3,497,790          2,918,379
Loans, net of allowance for loan losses           36,394,078         33,191,038
Facilities                                         1,028,836          1,149,928
Other real estate                                    157,384            178,272
Accrued interest receivable                          376,248            375,488
Other assets                                       1,112,992          1,022,063
                                                 -----------        -----------
                 Total assets                    $53,259,455        $49,592,134
                                                 ===========        ===========

LIABILITIES:

Deposits:
  Demand deposits                                $ 8,425,422        $ 6,557,640
  NOW deposits                                     8,348,075          7,860,346
  Money market deposits                            3,648,025          3,938,092
  Savings deposits                                 5,954,224          5,935,241
  Time deposits (under $100,000)                  16,663,205         16,544,783
  Time deposits ($100,000 and over)                4,898,494          3,937,520
                                                 -----------        -----------
                 Total deposits                   47,937,445         44,773,622

Federal funds purchased                              645,000                  0
Securities sold under agreements to repurchase       325,200            389,641
Accounts payable and accrued liabilities             585,572            833,395
                                                 -----------        -----------

                 Total liabilities                49,493,217         45,996,658
                                                 -----------        -----------

STOCKHOLDERS' EQUITY:

Common stock, No par value, authorized
   1,000,000 shares, issued and outstanding
   296,845 shares for 1996; 299,279 for 1995         296,845            299,279

Capital surplus                                    2,336,656          2,323,160

Retained earnings                                  1,202,933          1,008,662

Net unrealized holding losses on securities          (70,196)           (35,625)
                                                 -----------        -----------

     Total stockholders' equity                    3,766,238          3,595,476
                                                 -----------        -----------

     Total liabilities and stockholders' equity  $53,259,455        $49,592,134
                                                 ===========        ===========



     See Accompanying Notes to Consolidated Financial Statements



                                   Page - 3

                             VALRICO BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)





                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          September 30                      September 30
                                                       1996          1995              1996              1995
                                                       ----          ----              ----              ----
INTEREST INCOME:

  Interest and fees on loans                        $  868,032     $776,749          $2,532,848       $2,288,928

  Interest on investment securities                    164,989      130,085             432,765          413,604

  Income on Federal funds sold                          33,266       39,282             156,924           77,846
                                                    ----------     --------          ----------       ----------
    Total interest income                            1,066,287      946,116           3,122,537        2,780,378
                                                    ----------     --------          ----------       ----------

INTEREST EXPENSE:

  Interest on deposits                                 380,322      356,025           1,129,954        1,020,466

  Interest on Federal funds purchased and
    securities sold under agreements to repurchase       5,057        1,637              12,248            8,243
                                                    ----------     --------          ----------       ----------
    Total interest expense                             385,379      357,662           1,142,202        1,028,709
                                                    ----------     --------          ----------       ----------
    Net interest income                                680,908      588,454           1,980,335        1,751,669



PROVISION FOR LOAN LOSSES:                              58,169       10,000             113,169           70,000
                                                    ----------     --------          ----------       ----------
  Net interest income after provision
     for loan losses                                   622,739      578,454           1,867,166        1,681,669
                                                    ----------     --------          ----------       ----------

OTHER INCOME:

  Service charges on deposit accounts                   90,694       69,164             253,906          228,946

  Miscellaneous income                                  19,449       18,618              61,550           62,320
                                                    ----------     --------          ----------       ----------
    Total other income                                 110,143       87,782             315,456          291,266
                                                    ----------     --------          ----------       ----------

OTHER EXPENSE:

  Salaries and employee benefits                       287,550      243,768             868,221          675,143

  Occupancy expense                                    101,194       94,901             290,435          267,727

  Equipment expense                                     64,030      103,362             200,594          186,096

  Stationery, printing, and supplies                    23,513       15,981              65,956           43,468

  Miscellaneous expenses                               123,325       68,448             379,429          392,277
                                                    ----------     --------          ----------       ----------
    Total other expenses                               599,612      526,460           1,804,635        1,564,711
                                                    ----------     --------          ----------       ----------



INCOME BEFORE PROVISION FOR FEDERAL INCOME TAX         133,270      139,776             377,987          408,224

INCOME TAXES                                            49,475       46,300             143,396          143,000
                                                    ----------     --------          ----------       ----------
NET INCOME                                          $   83,795     $ 93,476          $  234,591       $  265,224
                                                    ----------     --------          ----------       ----------

Per Share Information:

  Average shares outstanding                           296,845      301,279             296,845          301,279
                                                    ----------     --------          ----------       ----------

  Net income per share                              $    0.282     $  0.310          $    0.790       $    0.880
                                                    ----------     --------          ----------       ----------





See Accompanying Notes to Cosolidated Financial Statements




                                  Page - 4

                             VALRICO BANCORP, INC.

           CONSOLIDATED STATEMENTS OF STOCKOLDERS' EQUITY (UNAUDITED)

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




                                                                                             Net unrealized         Total
                                         Common           Capital          Retained          holding Losses      stockholders'
                                          stock           surplus          earnings          on securities          equity
                                         ------           -------          --------          -------------       ------------
Balance at December 31, 1995             $299,279        $2,323,160       $1,008,662           ($35,625)          $3,595,476

  Net income                                                                 234,591                                 234,591
  Net change in net unrealized
     holding losses on securities                                                               (34,571)             (34,571)
  Transfer                                                   32,273          (32,273)                                      0
  Stock redeemption                        (2,434)          (18,777)          (8,047)                                (29,258)
                                         --------        ----------       ----------            -------           ----------
Balance at September 30, 1996            $296,845        $2,336,656       $1,202,933           ($70,196)          $3,766,238
                                         ========        ==========       ==========            =======           ==========





Balance at December 31, 1994             $302,779        $2,301,511       $  727,321           ($93,223)          $3,238,388

  Net income                                                                 265,224                                 265,224
  Cash dividends                                                                   0                                       0
  Net change in net unrealized
     holding losses on securities                                                                64,127               64,127
  Stock redemption                         (1,500)          (15,525)               0                  0              (17,025)
                                         --------        ----------       ----------            -------           ----------
Balance at September 30, 1995            $301,279        $2,285,986       $  992,545           ($29,096)          $3,550,714
                                         ========        ==========       ==========            =======           ==========



See Accompanying Notes to Consolidated Financial Statements



                                   Page - 5

                             VALRICO BANCORP, INC.

               CONSOLIDATED STATEMENTS OF  CASH FLOWS (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                            September 30
                                                      1996               1995
                                                      ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $   234,591        $   265,224
  Adjustments to  reconcile net income to net
    cash provided by operating activities:
    Provision  for loan losses                       113,169             70,000
    Depreciation and amortization                    152,384            138,424
    Net amortization (accretion) of investments
    security premiums and discounts                  (34,228)            19,412
  (Increase) decrease in assets:
    Accrued interest receivable                         (760)           (32,498)
    (Increase) decrease deferred income tax          (14,668)            33,035
    Other assets                                     (90,929)            53,231
    (Increase) decrease in liabilities:
    Accounts payable and accrued liabilities        (247,823)           193,809
                                                 -----------        -----------
  Net cash provided by operating activities          111,736            740,637
                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Securities available for sale:
    Purchase of securites                         (3,322,279)                 0
    Proceeds from maturities of securites          1,286,881            703,946
  Securities to be held to maturity:
    Purchase of securites                         (1,005,945)          (100,000)
    Proceeds from maturities of securites            400,774            586,870
  (Increase) decrease in Federal funds sold        3,323,000         (2,229,000)
  (Increase) decrease in loans                    (3,316,209)        (2,574,038)
  Purchase of facilities                             (16,965)          (235,785)
  ORE                                                 20,888           (178,272)
                                                 -----------        -----------

  Net cash used in investing activities           (2,629,855)        (4,026,279)
                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in deposits                            3,163,823          4,159,676
   Increase in Federal funds purchased               645,000                  0
   Increase in securities sold under
   agreements to repurchase                          (64,441)           (76,710)
   Redemption of common stock                        (29,258)                 0
   Dividends                                               0           (110,000)
                                                 -----------        -----------

     Net cash provided by financing activities     3,715,124          3,972,966
                                                 -----------        -----------

NET INCREASE IN CASH                               1,197,005            687,324

CASH, BEGINNING OF YEAR                            2,327,055          1,939,416
                                                 -----------        -----------
CASH, END OF YEAR                                $ 3,524,060        $ 2,626,740
                                                 -----------        -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash Paid During the Period For:
      Interest                                   $ 1,372,879        $   692,556
      Income Tax                                 $   171,043        $   117,042



See Accompanying Notes to Consolidated Financial Statements



                                  Page - 6

                             VALRICO BANCORP, INC.




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 296,845 shares as of September 30, 1996 and 301,279 as of September 30, 1995.

In the opinion of management, all adjustments have been made, consisting of normal recurring entries necessary for fair presentation of interim financial statements.







                                  Page - 7

                             VALRICO BANCORP, INC.




          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS






The Company's primary asset is its subsidiary bank, which is in its eighth year of operation as of September 30, 1996. As of September 30, 1996, the Bank deposits were $47,937,445 an increase of $3,163,823 or 7.07% since the end of 1995. As of September 30, 1996, demand deposits, primarily non-interest bearing had the highest percentage of growth at 28.5% or an increase of $1,867,782 since the end of 1995.

Loan demand had soften during the first quarter and the Bank experienced a decline in loans. However, loan demand begin to increase the latter part of the second quarter and well into the third quarter. As of September 30, 1996 net loans had increased $3,203,040 or 9.65% since the end of 1995.

Due to the strong growth in deposits and the soft loan demand the first quarter, the Bank purchased a total of $3,819,982 in securities such as Treasuries, Agencies, and Municipals. The deposits continue to grow in the second quarter, then in the third quarter the Bank experienced a slight decline in deposits with a strong loan demand positioning the Bank in a Fed Funds purchase position in the amount of $645,000 at September 30, 1996.

Nonperforming assets include nonperforming loans and foreclosed real estate held for sale. It is the general policy of the Subsidiary Bank to stop accruing interest income when the loan is past due 90 days or more as to principal or interest and the ultimate collection of either is in doubt. When a loan is placed on a nonaccrual basis, any interest previously accrued but not collected is reversed against current income unless the collateral for the loan is sufficient to cover the accrued interest or a guarantor assures payment of interest.




                                  Page - 8

The Bank had one nonperforming loan totaling $24,480 or .06% of total loans and one ORE in the amount of $157,384 as of September 30, 1996.



As of September 30, 1996

Loans on nonaccrual...............   $ 24,480
Past due loans 90+ days...........          0
Restructured loans................    129,295
Potential problem loans...........          0
                                     --------
     TOTAL                           $153,775



Details of nonaccrual loan at September 30, 1996 appear below:

Principal balance.................  $24,480
Interest that would have been
recorded under original terms.....    Not material
Interest actually recorded........    Not material


Details of restructured loan at September 30, 1996 appear below:

Principal balance.................  $129,295
Interest that would have been
recorded under original terms.....   Not material
Interest actually recorded........   Not material


The allowance for credit losses at September 30, 1996 was $481,341 compared to $491,563 at December 31, 1995. The Bank had $136,254 in write offs and recoveries in the amount of $12,863 during the nine months ended September 30, 1996. A total of $113,169 has been expensed for provision for loan losses as of September 30, 1996. Management considers the allowance to be adequate at this time.

Analysis of the allowance for loan losses           9/30/96

Balance at beginning of period...............       $491,563
Charge-offs:
     Commercial, financial, and agricultural....     134,627
     Real-estate construction...................           0
     Real- estate mortgage......................           0
     Installment loans to individuals...........       1,627
     Lease financing............................           0
     Foreign....................................           0



Recoveries:
     Commercial, financial, and agricultural....    $ 11,656
     Real-estate construction...................           0
     Real- estate mortgage......................           0
     Installment loans to individuals...........       1,207
     Lease financing............................           0
     Foreign....................................           0

Net Charge-offs                                      123,391

Provisions charged to income.................        113,169

Balance at end of period.....................       $481,341

Ratio of net-charge offs during the period to
average loans outstanding during the period....         .36%



                                  Page - 9

Analysis of the allowance for loan losses           12/31/95

Balance at beginning of period...............       $397,281
Charge-offs:
     Commercial, financial, and agricultural....         860
     Real-estate construction...................           0
     Real- estate mortgage......................           0
     Installment loans to individuals...........       5,827
     Lease financing............................           0
     Foreign....................................           0



Recoveries:
     Commercial, financial, and agricultural....    $      0
     Real-estate construction...................           0
     Real- estate mortgage......................           0
     Installment loans to individuals...........       3,469
     Lease financing............................           0
     Foreign....................................           0

Net Charge-offs                                        3,218

Provisions charged to income.................         97,500

Balance at end of period.....................       $491,563

Ratio of net-charge offs during the period to
average loans outstanding during the period....        .009%



Consolidated net income for the first nine months was $234,591 or $.790 per share which compares to $265,224 or $.880 per share for the first nine months ended September 30, 1995. While this represents a decline over the comparable quarter of $30,633, the first nine months of 1996 includes expenses related to our second branch which opened in September, 1995 and continues to have a
negative impact  to net income.   As of September 30, 1996, the year to date
total expenses for the Plant City branch were $239,945 and the net income after expenses was a loss of $91,558. However, the branch continues to grow and earnings continue to improve on a monthly basis. Breakeven is expected within 15 to 18 months.

Salaries and benefits represent 48.1% of noninterest expenses for the nine months ended September 30, 1996 compared to 43.1% for the nine months ended September 30, 1995. Salary expense for the nine months ended September 30, 1996 increased 28.6% over the same period for 1995, however the cost of our second branch personnel was experienced throughout the nine month period in 1996 as stated above.


The Tier I capital ratio was 7.12% and the total capital ratio was 8.02% at September 30, 1996. The Tier I capital ratio to total risk-weighted assets was 9.66% and total capital ratio to total risk-weighted assets was 10.89% at September 30, 1996.


                                  Page - 10

As of September 30, 1996, the Company had redeemed 2,434 shares in the amount of $29,258. Currently, the Company has no stock repurchase plan, however periodically the Company will purchase stock due to an inactive market.




                                  Page - 11

                             VALRICO BANCORP, INC.







PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



No reports on  Form 8-K were filed for the quarter ended September 30, 1996.



                                  Page - 12

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     VALRICO BANCORP, INC.



November 7, 1996                              By: /s/ Larry R. Tracy
----------------                                  -----------------------------
    (Date)                                        Larry R. Tracy,
                                                  President and Chief Executive
                                                  Officer



November 7, 1996                              By: /s/ Jerry L. Ball
----------------                                  -----------------------------
    (Date)                                        Jerry L. Ball,
                                                  Executive Vice President
                                                  and Cashier




                                  Page - 13