Form 10-K
period 1996-12-31
VALRICO BANCORP INC
filed 1997-03-28
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Year Fiscal Ended December 31, 1996

                Commission File Number 33 Act File No. -33-90524
                                       -------------------------


                             VALRICO BANCORP, INC.
                             ---------------------
             (Exact name of registrant as specified in its Charter)



            (FLORIDA)                            65-0553757
     -------------------------------  ------------------------------------
     (State or other jurisdiction of  (I.R.S. Employer Identification No.)
      incorporation or organization)



                1815 EAST STATE ROAD 60, VALRICO, FLORIDA  33594
             ----------------------------------------------------
            (Address of principal executive offices and zip code)


                                 (813) 689-1231
               ---------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1)  Yes   X  (2) No
         ----        ----

As of December 31, 1996, there were 296,845 shares of common stock outstanding.

                                     PART I


ITEM 1.  BUSINESS

Valrico Bancorp, Inc. (the "Company") is a one-bank holding company which was a newly-formed corporation on May 31, 1995 with its principal place of business in Valrico, Florida. The Company subsequently acquired all of the outstanding common stock of Valrico State Bank (the "Bank"), a wholly-owned subsidiary.
All shares held by the Bank's shareholders were exchanged on a one-to-one basis for Valrico Bancorp, Inc. shares. The Company's common stock, no par value, authorized 1,000,000 shares, had 296,845 issued and outstanding shares as of December 31, 1996. Of the original shares of 302,779, the Company purchased 5,934 shares from its shareholders. The Company derives substantially all of its income from dividends from its subsidiary. The results of operations of the Company for 1996 are minimal and are not material to the consolidated financial statements. The Bank and the Company share the same board of directors, which is comprised of ten individuals. Those individuals are C. Dennis Carlton, H. Leroy English, Gregory L. Henderson, Douglas A. Holmberg, Charles E. Jennings, Jr., J.E. McLean, III, Justo Noriega, Larry R. Tracy, Ann
M. Winter and LeVaughn Amerson.


SUBSIDIARY BANK.

Valrico State Bank (the "Bank") was incorporated under the laws of the state of Florida on August 29, 1988. The Bank was chartered as a Florida state bank effective June 23, 1989, after receiving approval to organize from the Florida Department of Banking and Finance (the "Florida Department"), and the Bank commenced operations on June 23, 1989. The Bank is supervised, regulated and regularly examined by the Florida State Banking Department and the Federal Deposit Insurance Corporation. The Bank is not currently a member of the Federal Reserve Bank.


DESCRIPTION OF BUSINESS.

BANKING OFFICES AND PRIMARY MARKET AREA. The Company, through its subsidiary bank, conducts a general commercial banking business from its main office located at 1815 East State Road 60, Valrico, Florida 33594-3623 and its two branch facilities located at 102 West Robertson Street, Brandon, Florida 33511 and 305 South Wheeler Street, Plant City, Florida 33566. The Company's primary telephone number is (813) 689-1231. Valrico is a community located in the eastern portion of Hillsborough County, Florida, and is approximately 14 miles east of Tampa, Florida, which is located on the west coast of the state of Florida. While the Bank's overall market area extends throughout Hillsborough County, it expects to draw most of its business from eastern Hillsborough County (the Brandon/Valrico/Dover/Plant City area) and estimates that more than 75% of its business will come from customers whose businesses or residences are located in an area within a radius of approximately five miles of the Bank's principle offices (the "Bank's Assessment Area"). The Company, through its subsidiary bank, intends for the near future, to service (with few exceptions) only residents and businesses located in Hillsborough County, but may choose to accept some business from outside of Hillsborough County.

The Bank received approval in January 1994 from the Federal Deposit Insurance Corporation and the Florida Department of Banking and Finance to open a branch located at 102 West Robertson Street, Brandon, Florida 33511. Therefore, the Bank successfully opened its first branch on April 29, 1994, which is located approximately one and a half miles west of the main office and located in our current community and assessment area. The location is in the center of Brandon, extremely convenient to many businesses and professional offices.

The Company, after receiving regulatory approval, opened its second branch on September 15, 1995, in Plant City located at 305 South Wheeler Street (corner of Renfro and Wheeler). The Bank purchased, from Barnett Bank, a former Glendale Federal Bank branch, a free standing building with approximately 2,400 square feet including the land and furniture. This positioned the Bank to better service the Plant City market in which the Bank was already servicing a small customer base.

BANKING SERVICES. The Company, through it subsidiary, conducts substantially the same business operations as a typical independent commercial bank with special emphasis on retail banking. The Bank offers a wide range of consumer and commercial banking services traditionally offered by commercial banks, such as personal and commercial checking accounts, regular negotiable order of withdrawal ("NOW") accounts, certificates of deposits, money market accounts, savings accounts, IRA accounts, foreign currency exchanges, credit cards, debit cards, money orders, travelers' cheques, notary service, safe deposit boxes and wire transfers. It also offers discounted brokerage services, profit sharing programs, 401(k)s and other similar programs. These depository services are further complemented by direct deposit programs, night depository services, and bank by mail. The Bank's main office is open from 9:00 a.m. to 4:00 p.m., Mondays through Thursdays, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The Bank also offers drive-up teller facilities which are open from 8:00 a.m. to 6:00 p.m., Mondays through Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The branches office hours are the same except the Brandon office has no Saturday banking hours. The Bank does not presently own its own automatic teller machine (ATM). It does offer cards to its customers which can be used at ATM machines which are members of the Southeast Switch which includes HONOR Network (Florida and other southeastern states) and CIRRUS (a worldwide network). In 1996, the Bank offered a new debit card. This new card is part of the Mastercard system known as the Master Moneycard. This new product enhances the ATM card products that the Bank offers.

The Bank originates a wide range of loans including, but not limited to, commercial and consumer loans, as well as loans secured by deposit accounts and other marketable collateral. As of December 31, 1996, commercial and consumer loans accounted for approximately 55.3% and 17.1%, respectively, of the Bank's loan portfolio. Loans are also made to enable borrowers to purchase, refinance, construct or improve residential or other real estate and usually are secured by mortgages on such real estate. As of December 31, 1996, real estate mortgage loans accounted for approximately 11.4% of the Bank's loan portfolio. To service the agricultural segment of the Bank's market area, the Bank employs an agricultural lender. As of December 31, 1996, 16.2% of the total loan portfolio was comprised of agricultural loans. All loans are made in compliance with applicable Federal and state regulations.

The Bank uses a computer system to handle all accounting and statement processing. In addition, the Bank makes extensive use of personal computers in its teller and lobby locations, which allows for efficient handling and tracking of new accounts, loans and other paper intensive services, and provides every employee of the Bank access to complete customer profiles at all times.

This system was upgraded in early 1994 to keep pace with the latest technology and to ensure that we would be able to grow without adding personnel. In fact, with the upgrade in early 1994, we have decreased the amount of personnel time required to run the system and have reduced the amount of time required to service our customers. Our customer base has increased to over 7,000 accounts, yet personnel levels have remained the same with the exception of staffing our new branches.

The Bank offers a complete brokerage service through a third party which permits its customers to buy and sell stocks and bonds and otherwise trade in securities at a discount with full accountability of their transactions. The Bank does not currently have a trust department. However, because of potential for growth of the Bank, the growth of the economy of Hillsborough County, and the income-producing nature of the residents within the Bank's Assessment Area, consideration may be given to the development and delivery of trust services in the future. In the interim, the Bank will offer, through third parties, qualified pension plans, self-directed IRAs, SEPs, Keogh and profit-sharing plans, including 401(k) plans.

OPERATING STRATEGY. Management of the Company believes that the emerging dominance of large regional holding companies in the banking industry has created a need for more locally-owned institutions with personalized banking services. The Bank was organized as a locally-owned, locally-managed community financial institution, owned and managed by people who are actively involved in the Bank's market area and committed to its economic growth and development. With local ownership, management and directors, the Bank believes it can be more responsive to the community it serves and tailor services to its customers' needs rather than the standardized services that large holding companies tend to offer. Local ownership and operation will allow faster, more responsive and flexible decision-making, which may not be available at the majority of financial institutions in or near the Bank's Assessment Area which are branch offices of large regional holding company banks with headquarters located elsewhere in Florida or in the United States.

The principal business of the Bank is to attract deposits from the general public, and to invest those funds in various types of loans and other interest-earning assets. Funds provide for the operations of the Bank through proceeds from the sale of investments and loans, from amortization and repayment of outstanding loans, from borrowings, and from working capital. Earnings of the Bank depend primarily upon the difference between (1) the interest and fees received by the Bank from loans, the securities held in its investment portfolio, and other investments, and (2) expenses incurred by the Bank in connection with obtaining funds for lending (including interest paid on deposits and other borrowings) and expenses relating to day-to-day operations.

The primary sources of the Bank's funds for lending and for other general business purposes are the Bank's capital, deposits, loan repayments, borrowings and funds provided from operations. The Bank expects that loan repayments and funds provided from operations will be relatively stable sources of funds, while deposit inflows and outflows will be significantly influenced by prevailing interest rates, money market and general economic conditions. Generally, short-term borrowings are used to compensate for reductions in normal sources of funds while longer-term borrowings are used to support expanded lending activities.

The Bank's customers are primarily individuals, professionals, small and medium size businesses, and citrus and agricultural enterprises located predominantly in eastern and southern Hillsborough County, Florida. The Bank's business is not dominated by a single customer or by a few customers. The loss of any one or more would not have a materially adverse effect on the business of the Bank. The Bank attempts to tailor its services to the needs of its customers since there is a heavy emphasis on retail and service-oriented businesses in the Company's market area. Moreover, the Bank's main office location is on a major east-west artery in one of eastern Hillsborough County's faster growing areas in terms of the number of new residents. The exposure provided by the site and the population growth of the area are expected to contribute to the growth of the Company.

The Bank continually seeks to develop new business through an ongoing program of personal calls on both present and potential customers. As a local independent bank, the Bank utilizes traditional local advertising media, as well as direct mailings, telephone contacts, and brochures to promote the Bank and develop loans and deposits. In addition, the Company's directors all have worked and/or lived in or near eastern Hillsborough County for a number of years. The Bank believes that this factor, coupled with the past and continued involvement of the directors in various local community activities, will further promote its image as a locally-oriented independent institution, which management believes is an important factor to its targeted customer base.

COMPETITION. The banking business in Florida in general, and in Hillsborough County in particular, is highly competitive with respect to both loans and deposits. The Bank competes with other commercial banks in Hillsborough County and the surrounding area for all services customarily provided by commercial banks. In addition, the Bank competes with savings and loan associations, finance companies, insurance companies, money market mutual funds, credit unions, other financial institutions and various other non-bank competitors. Many of these competitors are larger and have greater resources, including more personnel and a larger asset base, than the Bank and provide certain services, such as trust services, which the Bank does not currently provide.

As of December 31, 1996, there were 10 commercial banks (including the Company's subsidiary bank) with 39 offices and 1 savings and loan association with 5 offices; at least 8 credit unions; and various other financial entities as competitors in the Bank's Assessment Area. The Company expects to receive substantial competition from most of these financial institutions. The Bank's main office is located on East State Road 60, a primary east-west artery in the Bank's Assessment Area, and 800 feet west of Valrico Road, a primary north-south artery in the Bank's Assessment Area. The Brandon branch facility is located in the center of Brandon and the Plant City branch facility is located in the center of Plant City. The Bank is one of only two financial institutions which have their headquarters in eastern Hillsborough County. The other financial institution, being Sunshine State Savings and Loan in Plant City. All others are branches of institutions which have their headquarters in other parts of Hillsborough County or elsewhere in Florida. Several actually are owned by banks with headquarters in Georgia, Alabama, North Carolina, and Ohio. In 1996, South Hillsborough Community Bank headquartered in Apollo
Beach, Hillsborough County, was acquired by Provident Bank located in Ohio and Fort Brooke Bank headquartered in Brandon was acquired by Colonial Bank located in Alabama. The only merger or acquisition that occurred in 1995 was the acquisition of Plant State Bank in Plant City by SouthTrust Bank. These acquisitions eliminated all three community banks serving the Brandon/Valrico/Plant City area and left our Bank the only independent community bank in our Assessment Area and in eastern Hillsborough County. The Bank's second branch was opened in 1995 in the Plant City market and the Bank anticipates expansion in this market area with an instore branch to open June 1997, located in a Walmart supercenter on Jim Redman Parkway.
This location is in a growing area and a very active shopping center with an estimated 50,000 plus customers per week. This Walmart is one of their largest supercenters in Florida.

In order to compete with major financial institutions and others in the Bank's Assessment Area, the Bank will continue to emphasize specialized services, local promotional activity and personal contacts by the Bank's officers, directors and employees. The Bank believes that its local ownership and community-oriented operating philosophy and personalized banking services are competitive factors in which it has strength.

DEPOSITS. As of December 31, 1996, total deposits of the Bank were distributed among demand deposits (17.6%), savings and time deposits (57.6%) and NOW and money market deposits (24.8%). The Bank's deposits are attracted primarily from individuals, professionals, small and medium size businesses and citrus and agricultural enterprises located predominantly in eastern Hillsborough County, Florida. As of December 31, 1996, approximately 23.0% of the Bank's total deposits were from businesses and 77.0% were from individuals.
Management of the Bank has no reason to believe that the loss of any one or a few of its deposit accounts would have a material adverse effect upon the operations of the Bank or erode its deposit base.

SUPERVISION AND REGULATION. The Company is regulated under both state and Federal law. The Company is regulated by the Federal Reserve Bank of Atlanta and is subject to the rules and regulations of the Securities and Exchange Commission. The Company's subsidiary bank is not a member of the Federal Reserve System, but is subject to the rules and regulations of the Federal Deposit Insurance Corporation ("FDIC") which agency also insures the Bank's deposits up to applicable limits. As a state-chartered bank, the Bank is subject to the regulations of the Florida Department. The Bank will be subject to periodic examinations by both the FDIC and the Florida Department focusing on fund reserves, loans and loan policy, investments, management policy and practices, and various other aspects of the Bank's operations.

PATENTS, TRADEMARKS, ETC. Neither the Company nor its subsidiary hold any patents, registered trademarks, licenses (other than licenses which have been obtained from appropriate banking regulatory agencies), franchises or concessions.

RESEARCH ACTIVITIES. Prior to the organization of the Bank, the organizers of the Bank conducted economic and other surveys to evaluate the banking needs for the community of Valrico and its immediate environs. The results of those surveys were used to support the application to the Florida Department for permission to organize the Bank and the application to the FDIC for insurance of the Bank's accounts. Since it commenced operations, officers of the Bank have engaged continually in marketing activities, including the evaluation of development of new services, to enable the Bank to improve its competitive position in the Bank's Assessment Area. The cost to the Bank for these marketing activities cannot be calculated with any degree of certainty. In the fourth quarter of 1993, the Bank gathered and reviewed new economic data for the purpose of supporting an application to the Florida Department for permission to open a full service branch facility in Brandon, Florida, and performed similar research in the summer of 1995 to support an application to the Florida Department for permission to open a full service branch in Plant City, Florida. The cost of collecting and evaluating this information likewise cannot be determined with any degree of certainty, as most of the information was collected from public sources and other sources already utilized by the Company for its day-to-day evaluations.

EMPLOYEES. As of December 31, 1996, the Bank employed 28 full-time employees, of which two were executive officers, and 7 part-time employees, of which two are bank officers. The Bank's employees are not represented by a collective bargaining group, and the Bank considers its relations with its employees to be excellent. The Bank also maintains training and educational programs designed to equip employees for positions of increasing responsibility in both management and operating positions. The Bank provides employees certain benefits customary in the banking industry, which includes major medical insurance, group term life insurance and normal vacation and sick leave. The Bank will implement a K-SOP plan in 1997.

SEASONAL NATURE OF THE BANK'S BUSINESS. As of December 31, 1996, the Bank has been in operation for seven and one-half years. Management believes that there is some seasonality in its deposit base due primarily to its agricultural relationships. The seasonality in these deposits, however, has not been substantial to impact the core base of deposits, therefore, management does not believe its deposit relationship is affected. In its lending portfolio, the Bank sees a greater affect on this seasonal business during the period from September to May reflecting larger outstandings in the agricultural portfolio.


ITEM 2.  PROPERTIES.

The Company, through its subsidiary, has a principal office located at 1815 East State Road 60 in Valrico, Florida, in a traditional, southern, Greek neo-classical two-story building with 9,860 square feet. As of January 31, 1994, the last tenant which occupied lease space vacated and the Company now utilizes the entire facility for bank operations. The Brandon office, located at 102 West Robertson Street in Brandon, Florida, is in a leased 3,000 square foot end unit in a retail plaza at a major intersection in the center of Brandon. The Plant City office is located at 305 South Wheeler Street in facilities purchased in July 1995.

The Bank leased its principal office space pursuant to an agreement dated March 30, 1989 (the "Lease") with Roy J. and Ann M. Winter (collectively, the "Lessor"). Mrs. Winter currently serves as a director of the Bank.

The Lease commenced on March 30, 1989, and had an initial term of seven years. The Bank had an option to renew the Lease for five additional five-year terms upon six-months' prior written notice to the Lessor. Beginning on the third anniversary of the commencement date of the Lease, annual rental payments became subject to adjustment according to a formula based on the Consumer Price Index, however, such adjustment may not exceed 6% nor be less than 4% over the annual rent for the previous year of the Lease. Beginning April 1, 1995, annual rental payments under the Lease totaled $204,378 (net of Florida state sales tax and property tax). In addition to the rental payment, the Bank was required to pay all utilities, property and other taxes, insurance and any other expenses for the maintenance and operation of the leased property (exclusive of debt service on any mortgage(s) securing the property).

The Lease also provided the Bank with an option to purchase the property.

Pursuant to the Lease, the Bank has available approximately 55 parking spaces adjacent to the Bank's office building and five drive-up lane facilities.

In October 1995, the Company mailed a notice of intent to purchase the main office bank building from the Winters. The Lease expired on March 31, 1996. The Bank continued to occupy the space on a month-to-month rental basis up to January 14, 1997, at which time the premises were purchased by the Company.

The Bank leases its Brandon branch office space pursuant to an agreement dated March 31, 1994 (the "Lease") with J. "Bill" Noriega, Jr. (the "Lessor"). Mr. Noriega currently serves as a director of the Bank. This lease expires March 31, 1997 and has annual rentals of $42,000.00. The Bank has the option to renew the lease for four additional three-year terms at rentals to be negotiated at the time of the renewal.

The aggregate lease expense paid by the Bank under these leases, including the Bank building lease, totaled $246,378 for the fiscal year ended December 31, 1996.

The Company, through its subsidiary, purchased from Barnett Bank, a former Glendale Federal Bank branch with approximately 2,400 square feet. The purchase included building and land located at 305 South Wheeler Street (corner of Renfro and Wheeler). On September 15, 1995, the Bank opened its second branch at this location.

The Company, through its subsidiary, owns a parcel of land for future expansion. The partially improved property, totaling approximately one acre, is immediately adjacent to the Company's main office property on the west side. The site is ideally located for the development of an Operations Center when the growth of the Company will require additional space beyond that which is available in the existing Company facility.


ITEM 3.  LEGAL PROCEEDINGS.

As of the date of this Annual Report, the management of the Company has no knowledge of any material pending legal proceedings, including proceedings contemplated by governmental authorities, to which the Company and its subsidiary or any of its property is subject.


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

There were no matters submitted to votes of the stockholders of the Company during the last quarter of 1996.

ITEM 5.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The only class of voting securities of the Company is its Common Stock, 296,845 shares of which were outstanding as of December 31, 1996. To the best knowledge of the Company, other than Messrs, Carlton, Amerson, Holmberg and McLean (whose shareholdings are listed in "Security Ownership of

Management" below), there are no other persons who own beneficially more than five percent (5%) of the Company's Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT.

The information set forth below as to the beneficial ownership of shares of Common Stock of the Company by each director of the Company, and by all directors and principal officers of the Company as a group, as of December 31, 1996, has been furnished by the respective persons.


                                      AMOUNT AND NATURE
             NAME OF BENEFICIAL         OF BENEFICIAL
                  OWNER                  OWNERSHIP          PERCENT OF CLASS
          ---------------------------  -------------        ----------------
          LeVaughn Amerson                 20,200(1)              6.80
          C. Dennis Carlton                18,750(2)              6.32
          H. Leroy English                  4,122(1)              1.39
          Gregory L. Henderson             10,500(3)              3.54
          Douglas A. Holmberg              29,107(4)              9.80
          Charles E. Jennings, Jr.          9,466(5)              3.19
          J. E. "Bob" McLean, III          17,520(6)              5.90
          J. "Bill" Noriega, Jr.            7,526(7)              2.54
          Larry R. Tracy                    2,550(8)              0.86
          Ann M. Winter                     6,100(1)              2.05
          All directors and principal     126,041                42.46
          officers as a group (11 persons)

(1) All of these shares are owned as joint tenant with this individual's spouse.

(2) Includes 18,600 shares which Mr. Carlton owns individually and 50 shares each owned in trust for Mr. Carlton's three children (a total of 150 shares) of which Mr. Carlton is sole trustee.

(3) Includes 10,000 shares which Dr. Henderson owns as joint tenant with his wife and 125 shares each owned by a trust set up for Dr. Henderson's four children (a total of 500 shares).

(4) Includes 29,007 shares which Mr. Holmberg owns individually. Also includes 100 shares which is owned by Mr. Holberg's wife, as to which shares Mr. Holmberg disclaims beneficial ownership.

(5)  Includes 5,000 shares held in a Valrico State Bank Self-Directed IRA C. E.
     Jennings, Jr.,   4,166 shares which Mr. Jennings owns individually and
     200 shares which Mr. Jennings owns as joint tenant with his wife. Also includes 100 shares which Mr. Jennings' wife owns, as to which shares Mr. Jennings disclaims beneficial ownership.

(6) Includes 15,200 shares which Mr. McLean owns as joint tenant with his wife and daughter and 1,170 shares owned by Mr. McLean in trust for his grandchildren for which Mr. McLean is sole trustee. Also includes 1,050 shares owned by Mr. McLean's daughter, son-in-law and wife and 100 shares owned by Mr. McLean's wife and mother-in-law, as to which these 1,150 shares Mr. McLean disclaims beneficial ownership.

(7) Includes 7,226 shares which Mr. Noriega owns individually and 100 shares each owned joint with three of Mr. Noriega's children (a total of 300 shares).

(8) Includes 2,250 shares which Mr. Tracy owns as joint tenant with his wife and 100 shares which Mr. Tracy owns joint with his wife and son. Also includes 200 shares owned by Mr. Tracy's daughter held in trust for Mr. Tracy and his wife, as to which Mr. Tracy disclaims beneficial ownership.


                                    PART II


ITEM 6.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

There is no trading market at the current time for the Common Stock of the Company, and it is not expected that a trading market will develop for shares of the Company's Common Stock in the near future. The Company is aware of 7 sale transactions that occurred during fiscal year 1996 at prices ranging from $12.00 to $12.10 per share, exclusive of commissions. The Bank is also aware of 4 sale transactions that occurred during fiscal year 1995 at prices ranging from $10.60 to $11.00 per share, exclusive of commissions.

As of March 15, 1997, there were 523 holders of record of the Common Stock of the Company.

Holders of Common Stock are entitled to share pro rata in the distribution of dividends when and as declared by the Board of Directors from funds legally available for such purpose. The Bank cannot pay dividends in any one year in which its net income from the current year, combined with its retained net income for the preceding two years, is a loss or which would cause the capital accounts of the Bank to fall below the minimum amount required by law. Additionally, under certain circumstances, approval of the FDIC and the Florida Department may be required prior to the payment of a dividend.

At the discretion of the Board of Directors of the Company and after careful review of certain factors, such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions, the Board declared its first dividend in September 1993 at ten cents per share and paid said dividend on October 5, 1993. It likewise paid a similar dividend in 1994, 1995 and 1996 based on respective year earnings and paid said dividend on October 1 of each year.


ITEM 7.  SELECTED FINANCIAL DATA.

The following table sets forth, in summary form, certain comparative financial data of the Company for a five year period encompassing the periods ended December 31, 1992, December 31, 1993, December 31, 1994, December 31, 1995 and December 31, 1996. This information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations, and Other Statistical Disclosure" and the audited financial statements of the Company for the years ended December 31, 1994, 1995 and 1996, and related notes thereto included elsewhere herein.

                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------------------------------------------
                                       1996             1995                1994              1993               1992
                                     -------          --------            ---------          --------          ---------
INCOME STATEMENT                                          (in Thousands, except Per Share Data)
 DATA
Interest income                      $ 4,206           $ 3,767           $  3,107            $ 2,940           $  2,942
Interest expense                      (1,544)           (1,413)            (1,057)            (1,027)            (1,159)
                                     -------           -------            ---------          ---------          ---------
Net interest income                    2,662             2,354              2,050              1,913              1,783
Provision for loan losses               (181)              (97)               (78)              (168)              (151)
                                     -------           -------            ---------          ---------          ---------
Net interest income after
 provision for loan losses             2,481             2,257              1,972              1,745              1,632
Noninterest income                       431               383                331                284                251
Noninterest expense                   (2,408)           (2,156)            (1,964)            (1,723)            (1,576)
Net gain (loss) from
 securities                                0                 0                  0                  0                 (2)
                                     -------           -------            ---------          ---------          ---------
Income before income taxes,
 extraordinary credit and
 change in accounting principle          504               484                339                306                305
Income taxes                            (156)             (115)              (103)               (93)               (82)
Extraordinary credit                       0                 0                  0                  0                 82
                                     -------           -------            ---------          ---------          ---------
Income before change in
 accounting principle                    348               369                236                213                305
Change in accounting principle
 cumulative effect FAS 109                 0                 0                  0                110                  0
                                     -------           -------            ---------          ---------          ---------

Net income                           $   348           $   369           $    236            $   323           $    305
                                     =======           =======            =========          =========          =========
PER SHARE DATA
Net income                           $  1.17           $  1.22           $    .78            $  1.07           $   1.01
Cash dividends                           .10               .10                .10                .10                .00
Book value                             13.10             11.91              10.70              10.32               9.36
Number of shares used in net
 income-per-share
 calculations                        297,545(1)        302,071(1)         302,779            302,779            302,779

BALANCE SHEET DATA

Total assets                         $54,919           $49,592           $ 42,793            $40,446           $ 36,396
Total investment securities           10,400             8,025              9,211             10,396              6,504
Total net loans (2)                   37,897            33,191             29,117             25,530             24,971
Total deposits                        48,876            44,774             38,792             36,452             33,177
Shareholders' equity                   3,899             3,595              3,238              3,126              2,833


(1)  Based on average shares outstanding at the end of the period.
(2) Net loans means total loans net of allowance for possible future loan losses.

ITEM 8.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW.

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiary during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

The following discussion and analysis is based on the Company's financial condition and results of operations for the periods from January 1, 1996 through December 31, 1996, January 1, 1995 through December 31, 1995, and January 1, 1994 through December 31, 1994. This discussion and analysis should be read in conjunction with the financial statements of the Company, including the related notes thereto, and supplementary schedules, included elsewhere in this Annual Report.

RESULTS OF OPERATIONS.

The following table presents a condensed comparative summary of the Company results of operations for the periods January 1, 1996 through December 31, 1996, January 1, 1995 through December 31, 1995 and January 1, 1994 through December 31, 1994.


YEAR ENDED DECEMBER 31,                             1996                  1995                  1994
----------------------                           -----------           -----------           -----------
INCOME STATEMENT DATA
Interest income                                  $ 4,206,568           $ 3,767,500           $ 3,106,790
Interest expense                                  (1,544,456)           (1,413,236)           (1,057,145)
                                                 -----------           -----------           -----------
Net interest income                                2,662,112             2,354,264             2,049,645
Provision for loan losses                           (181,444)              (97,500)              (78,000)
                                                 -----------           -----------           -----------
Net interest income after provision for
 loan losses                                       2,480,668             2,256,764             1,971,645
Noninterest income                                   430,995               383,191               331,324
Noninterest expense                               (2,407,808)           (2,155,585)           (1,963,517)
                                                 -----------           -----------           -----------
Income before income taxes and change
 in accounting principle                             503,855               484,370               339,452
Income taxes                                        (155,864)             (115,577)             (103,099)
                                                 -----------           -----------           -----------

Net income                                       $   347,991           $   368,793           $   236,353
                                                 ===========           ===========           ===========
PER SHARE DATA
Net income                                       $      1.17                  1.22           $       .78


The Company had a positive net income of $347,991, or $1.17 per share for the period ended December 31, 1996, as compared to a net income of $368,793, or $1.22 per share for the period ended December 31, 1995, and a net income of $236,353, or $.78 per share for the period ended December 31, 1994. Net income is after taxes. The Bank set aside $181,444 as provision for loan losses for the year ended December 31, 1996, compared to $97,500 and $78,000 in 1995 and 1994, respectively. The Bank continued to experience good deposit growth during 1996 resulting in a net increase from January 1, 1996 to December 31, 1996 of $4,102,178 or 9.2%, compared to a 15.4% growth in 1995 and 6.4% in
1994. During the same periods, the Bank's net loans outstanding increased $4,706,262 or 14.2% for total net outstandings of $37,897,300, as compared to a 14.0% growth in 1995 and 14.1% in 1994. The ratio of net loans to deposits remained about the same as the previous year from 74.1% at December 31, 1995 to 77.5% at December 31, 1996. The ratio of net loans to deposits was 75.1% at December 31, 1994.

NET INTEREST INCOME. The major component of the Bank's earning capacity is net interest income which is the difference or spread between interest income on earning assets (primarily loans, Federal funds sold [funds loaned on a short-term basis to other banks] and investment securities) and interest expense on interest-bearing liabilities (primarily deposits). The spread is considered positive when interest income exceeds interest expense and negative
when interest expense exceeds interest income.   Net interest income is also
affected by changes in interest rates earned and interest rates paid and by changes in the volume of interest-earning assets and interest-bearing liabilities.

The Bank's net interest income increased 14.9% in 1995 from $2,049,645 (includes loan fees of $81,539) in 1994 to $2,354,264 (includes loan fees of $112,560), and 13.1% in 1996 from $2,354,264 to $2,662,112 (includes loan fees of $126,445) for the period ended December 31, 1996. The Bank's continued increase in net interest income from 1994 to 1996 is due to the mix of interest-earning assets where net loans contributed a higher percent of total interest income increasing from $2,509,903 in 1994 to $3,454,488 in 1996. Interest income from other interest-earning assets, such as investments and Federal funds sold which are normally the lower yielding assets, earned $596,887 in 1994, $666,735 in 1995 and $752,080 in 1996. The substantial increase in interest income was directly proportionate to the strong growth in loans and Federal funds sold. During the same three year periods, interest expense on deposits increased from $1,051,590 in 1994 to $1,402,678 in 1995 and increased to $1,514,224 in 1996 due primarily to an increase in deposits and an increase in rates. Interest income yields on loans, which are normally higher than interest income yields on investment securities and Federal funds sold, was favorable to the Bank's profit. For the period from January 1, 1996 through December 31, 1996, the loan interest income of $3,328,043 earned on average net loans of $35,271,000 gave an average interest yield of 9.44%, as compared to 9.62% in 1995 and 9.1% in 1994. The investment interest income of $590,337 earned on average investment securities of $9,212,832 gave an average interestyield of 6.11% for the period from January 1, 1996 through December 31, 1996, as compared to 6.24% in 1995 and 5.74% in 1994.

The net interest spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread decreased from the period ended December 31, 1994 of 4.88% to 4.79% for the twelve-month period ended December 31, 1995, and a slight decline to 4.67% for the twelve-month period ended December 31, 1996.
As of December 31, 1996, the net yield on earning assets was 5.29%, as compared to 5.36% for the year ended December 31, 1995. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities.

Interest rate sensitivity is a function of the repricing characteristics of the Bank's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates. The change in interest rates can be either at replacement, repricing or maturity during the life of the assets or liabilities. Interest rate sensitivity management is to concentrate on the maturities of assets and liabilities as they reprice during time periods of changes in market interest rates. Effective management is to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame while minimizing the effect of interest rate changes on net interest income.

The Bank's interest rate sensitivity exposure as of December 31, 1996 for a three month, six month, one year and five years and over time horizons taking the net position as a percent of total assets was -11.41%, -16.67%, -14.02% and 3.05%, respectively. The rate sensitive assets as a percent of rate sensitive liabilities for the same time horizons were 74.83%, 70.55%, 78.19% and 104.07%, respectively. Management believes the liability sensitive position is inflated because certain types of transaction accounts which represent the Bank's basic checking accounts, as well as regular savings accounts, are not rate sensitive and change very little over a twelve-month period. The Bank feels a high percentage of these accounts are relationship accounts. The Bank's goal, however, is to position itself to take optimum advantage of the changing interest rate environment and to do so in a timely manner.

EARNING ASSETS. At December 31, 1996, residential (1-4 family) real estate related loans totaled $4,368,098, an increase of $1,002,291 from the total of $3,365,807 at December 31, 1995. The increase is due primarily as a result of several new large mortgage loans in the portfolio, as opposed to a planned marketing strategy. The total of $4,368,098 is approximately 11.4% of the Bank's total loan portfolio, a slight increase from the 10.0% at December 31, 1995, and is approximately 9.0% of the Bank's earning assets, an increase from the 7.4% at December 31, 1995. Real estate loans include primarily intermediate-term loans secured by real estate and payable in periodic installments. At December 31, 1996, commercial loans totaled $21,241,275, an increase from $17,190,029 at December 31, 1995. Total commercial loans of $21,241,275 is approximately 55.3% of the loan portfolio, an increase from the approximate 50.1% at December 31, 1995. Total commercial loans are approximately 43.7% of the Bank's earning assets at December 31, 1996, an increase from the approximate 37.9% at December 31, 1995. Commercial loans include business purpose loans to both businesses and individuals which are payable on demand or within a specified period of time.

As of December 31, 1996, agricultural loans totaled $6,249,021, representing approximately 16.2% of the total loan portfolio and 12.8% of the Bank's earning assets. At December 31, 1996, consumer loans totaled $6,575,783, which represented approximately 17.1% of the Bank's total loan portfolio, a decrease from the approximately 19.3% at December 31, 1995. Total consumer loans were approximately 13.5% of the Bank's total earning assets at December 31, 1996, a slight decrease from the previous year of approximately 14.3%. Consumer loans are consumer purpose loans made to both businesses and individuals.

The Bank's investment portfolio at December 31, 1996 of $10,400,373 (based on securities held available for sale marked to approximate fair market value) comprised approximately 21.4% of the Bank's total earning assets, as compared to 17.7% at December 31, 1995. The investment securities are primarily concentrated in U. S. Treasury securities, obligations of other U. S. Government agencies, municipals and corporations. As of December 31, 1996, the Bank's investment portfolio had 28.2% adjustable rate securities.

The FASB 115 rule regarding "Accounting For Certain Investments in Debt and Equity Securities" was implemented the first quarter of 1994. The new rule required financial institutions to segregate their investment portfolio into three categories; 1) securities held-to-maturity (HTM), 2) securities available for sale (AFS), and 3) trading securities. Securities available for sale are to be marked to a fair market value. Unrealized holding gains and losses for AFS securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Unrealized holding gains and losses for trading securities are included in earnings. As of December 31, 1996, the Bank's investment portfolio, based on Marked to Market, consisted of $7,159,983 in AFS and $3,240,390 in HTM. The net effect to stockholders' equity as of December 31, 1996 was a net loss in reserve for securities of $21,145.

Reclassifying of securities as to available for sale and held-to-maturity took place at December 1995, based upon a regulatory change which allowed a window of opportunity to reclassify the investment portfolio.

The market value of securities fluctuates during the investment period and is determined on the basis of market quotations. The Bank reprices its securities on a monthly basis. The Bank invests in securities for interest income and liquidity.

When calculating total earning assets, the addition of $850,023 as of December 31, 1996 was added to total earning assets. This amount represents the cash surrender value of whole life insurance policies purchased primarily to fund a deferred benefit pension plan implemented in 1993 for officers of the Bank who qualified for the program.

NONINTEREST EARNING ASSETS. Noninterest earning assets accounted for approximately 11.4% of the Bank's total assets at December 31, 1996, an increase from the approximately 9.3% at December 31, 1995. The total noninterest earning assets primarily consisted of cash and funds placed on deposit in accounts with other banks. Of the total $6,263,147 of noninterest earning assets, cash and noninterest bearing deposits totaled $3,677,677.
Other significant noninterest earning assets consisted of furniture, equipment, leasehold improvements and interest receivable.

FUNDING SOURCES. The primary source of funds for the Bank's lending and investment activities is deposits. At December 31, 1996, the Bank's total deposits were $48,875,800, an increase of $4,102,178 from total deposits of $44,773,622 at December 31, 1995, or an increase of 9.2%. Approximately 82.5% of the Bank's total deposits at December 31, 1996 were concentrated in interest-bearing accounts, which is typical in the Bank's market area. Also note that included in interest-bearing accounts are the Bank's NOW accounts which are the only types of checking accounts offered to its customers. Only a percentage of these accounts maintain a sufficient balance to earn interest.
The Bank had 24.8% of its deposits in NOW and money market accounts, compared with 26.3% at December 31, 1995. The Bank had 57.6% of its deposits in time deposits (savings accounts and certificates of deposits), a slight decrease from the approximately 59.0% at December 31, 1995. The cost of funds (interest expense) of $1,514,224 paid on the Bank's average interest-bearing deposits of $39,561,000 for the period from January 1, 1996 through December 31, 1996 was 3.8%, as compared to the cost of funds of $1,402,678 paid on the Bank's average interest-bearing deposits of $35,709,000 for the period from January 1, 1995 through December 31, 1995 of 3.9%. While there is a high concentration of certificates of deposits, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that such high concentration is primarily due to customer relationships and not the higher than market rates typically offered by such certificates. The Bank is not in the practice of paying above market rates on deposits.

Effective August 15, 1995, the Federal Housing Finance Board approved Valrico State Bank's membership to the Federal Home Loan Bank of Atlanta. Being a member offers alternative funding sources for the Bank.

OTHER INCOME. The Bank's noninterest income for the period from January 1, 1996 through December 31, 1996 was $430,995. The sources reflected in noninterest income were from service charges on deposit accounts of $350,745 and nondeposit income of $80,250. This is an increase of $47,804 compared to the $383,191 of noninterest income reported for the twelve month period ended December 31, 1995.

OTHER EXPENSES. The Bank's noninterest expenses for the period from January 1, 1996 through December 31, 1996 were $2,407,808 or approximately $200,651 average per month as compared to $2,155,585 or approximately $179,632 average per month for the period from January 1, 1995 through December 31, 1995. Noninterest expense for 1994 was $1,963,517 or approximately $163,626 average per month for the twelve month period ended December 31, 1994. The amount of $2,407,808 for December 31, 1996 consisted primarily of $1,159,949 in salaries and benefits, $391,068 of occupancy expense for all its offices, equipment expenses of $263,318 and $593,473 of other operating expenses. Other operating expenses primarily consisted of marketing expense, taxes (intangible and sales), insurance (FDIC, blanket bond and property), state assessments, professional fees (accounting, audit and legal), office supplies, postage and delivery, service fees and amortization of capitalized expenses.

The opening of a second branch office in September 1995 attributed to the overall increase in expense, especially in the area of other expenses. As to December 31, 1996, branch related expenses for the Plant City office operations were $214,829. The branch expense of $214,829 accounted for 88.7% of the overall increase of $252,223 as of December 31, 1996. Most of the overall increase of $252,223 as of December 31, 1996, is attributable to a full year of operations at the Plant City branch office, compared to only four months of operation during 1995.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management of the Bank believes that the collectibility of the principal on such loans is unlikely. The allowance is an amount that management of the Bank believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility of outstanding loans and prior loan loss experience relating to loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay. Subsequent recoveries, if any, on loans charged against the allowance will be credited to the allowance.

The Bank derives its loan loss reserve based on several methods. One is to review the Bank's historical loss percentages calculated by dividing year-to-date charge-offs by the amount of reservable loans. Secondly, a review of classified loans based on a specific reserve allocation method, a percentage method, and a blended reserve based on specific and percentage methods. The reserve allocation is based on the overall assessment of all the methods to determine the appropriate amount to charge to the provision for loan losses.

Additionally, the Bank's loan portfolio is periodically reviewed by Federal and state regulators as a normal part of their examination process. Governmental examination procedures require individual judgments about a borrower's ability to repay loans, sufficiency of collateral values and the effects of changing economic circumstances. These procedures are similar to those employed by the Bank in determining the adequacy of the allowance for loan losses and in classifying loans.

As a result of their examinations, regulators may propose adjustments to the allowance for loan losses or in the loan classifications. As a practical matter, management and Board of Directors of the Bank promptly consider and implement those proposed adjustments.

The Bank charged to operations $181,444 to provision for loan losses in 1996 and $97,500 and $78,000, respectively, for 1995 and 1994. The amount of $181,444 was added to the beginning balance of $491,563 for the period ended December 31, 1995 for a total accumulated provision less net charge-offs for the period ended December 31, 1996 of $500,504. The Bank charged off loans during the period from January 1, 1996 through December 31, 1996 in the amount of $204,366 and reflected recoveries of $31,863 leaving a net balance in the allowance for loan losses for the period ended December 31, 1996 of $500,504.
As of December 31, 1996, the allowance for loan losses of $500,504 was 1.30% of total loans outstanding of $38,434,177.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or both, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. At December 31, 1996, and December 31, 1995, the Bank's loans designated as nonaccrual totaled $153,277 and $465,922 respectively.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 ("FASB 114"), Accounting by Creditors for Impairment of a Loan, which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

Under FASB 114, a loan is impaired when it is probable that a creditor will be unable to collect the full amount of principal and interest due according to the contractual terms of the loan agreement. When a loan is impaired, a creditor has a choice of ways to measure the impairment. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. A creditor in a troubled debt restructuring involving a restructured loan should measure impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

At December 31, 1996 and December 31, 1995, loans totaling $96,959 and $73,982, respectively, had been classified as impaired.

INCOME TAXES. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which uses the asset and liability method of accounting for income taxes.

Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of nontaxable income, such as interest on state and municipal securities, tax-exempt loans, and includes deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method pursuant in FAS 109, Accounting for Income Taxes. For 1996, net income before taxes was $503,855 and after taxes of $155,864, the net income was $347,991. See Note K of Notes to Consolidated Financial Statements.

CAPITAL RESOURCES. A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and shareholder confidence and provides a solid foundation for the future growth of the Bank. The Bank has provided for its capital requirements through the retention of earnings. The Bank's growth through its expansion program of opening two branches, one in 1994 and the other in 1995, have obviously had a negative impact on earnings. However, the Bank's net positive earnings over the past few years has strengthened the overall capital position. At December 31, 1996, the Bank's Tier 1 capital position was 7.14% ($3,920,149 shareholders' equity divided by total assets of $54,918,820) and the Bank's Tier 2 capital was 8.05% determined by adding loan loss reserves of $500,504 to shareholders' equity of $3,920,149 and dividing by total assets of $54,918,820. Total Tier 1 capital to total risk-weighted assets as of December 31, 1996 was 9.55% and total capital (Tier 2) to total risk-weighted assets was 10.78% compared to 9.81% and 11.06%, respectively, in 1995.

At December 31, 1996, the Company had a contract pending for the purchase of the premises at which the home office occupies.

LIQUIDITY. Liquidity is the ability of the Bank to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of funds through asset and liability management. Management of the Bank continually evaluates its liquidity position and seeks to achieve its desired liquidity objectives from both assets and liabilities. Asset liquidity is achieved through the continuous maturing of earning assets and by investing in short-term marketable assets. Liability liquidity is available through continued deposit growth, maturity structure and accessibility to market sources of funds.

As of December 31, 1996, the Bank's liquidity ratio was 27.23% derived by dividing net cash, short-term, and marketable assets of $13.6 million by net deposits of $50.0 million. The Bank's dependency ratio as of December 31, 1996 was 10.90%. This ratio is determined by taking the Bank's volatile liabilities (primarily Jumbo certificates) of $5.9 million less short-term investments of $.6 million divided by adjusted total earning assets of $48.6 million. In 1995 and 1994, the Bank had maintained a liquidity ratio on an average of 25% to 30%. As noted in "Funding Sources" above, management of the Bank believes that the high concentration of time deposits is primarily due to customer relationships and not the attraction of the higher than market rates typically offered by certificates of deposits.

IMPACT OF INFLATION AND CHANGING PRICES. Unlike most industrial companies, virtually all of the Bank's assets and liabilities, like those of other financial institutions, are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of a financial institution's assets and liabilities are also critical to the maintenance of acceptable performance levels.

RECENT ACCOUNTING PRONOUNCEMENTS. In March 1995, the FASB issued Statement No., 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Statement 121, which was effective for the first quarter of 1996, did not have any significant effect on the Company.

The Bank does not have any financial instruments which would be affected by Financial Accounting Standard Board Statement No., 119 ("FAS 119"). FAS 119 requires new qualitative disclosures regarding derivative financial instruments (e.g. futures, forwards, swaps and options).

The Company does not have any plans which would be affected by Financial Accounting Standards Board Statement No. 106, "Employers Accounting for Post Retirement Benefits Other Than Pensions," which required accrual for post-employment benefits during either the employees' service periods or at the time a liability is incurred.

FORWARD-LOOKING STATEMENTS. This filing contains forward-looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the Bank's market), competition for customers from other providers of financial services, government legislation and regulation which changes from time to time and over which the Company and the Bank have no control, changes in interest rates, the impact of the Bank's growth, and other risks detailed in the Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.


               (Remainder of this page intentionally left blank)

TABLES TO ITEM 8.

The following tables attached to this Form 10-K in response to Item 8 are intended to be supplementary information to be read in conjunction with management's discussion and analysis of financial condition and result of operations.

 Table I     -  Distribution of Assets, Liabilities, and Stockholder's Equity;
                Interest Rates and Interest Differentials

 Table II    -  Investment Portfolio

 Table III   -  Loan Portfolio

 Table IV   -   Summary of Loan Loss Experience

 Table V    -   Deposits

 Table VI   -   Return on Equity and Assets

 Table VII  -   Short-Term Borrowings


               (Remainder of this page intenionally left blank)

                                   TABLE I


                   AVERAGE BALANCES, INTEREST, AND YIELD/RATE
                             (DOLLARS IN THOUSANDS)


                                                   1996                              1995                           1994
                                     ------------------------------     ------------------------------   ---------------------------
                                      AVERAGE                YIELD/      AVERAGE                 YIELD/  Average              Yield/
                                      BALANCE   INTEREST      Rate       BALANCE    INTEREST      Rate   Balance   Interest    Rate
                                     ------------------------------     ------------------------------   ---------------------------
ASSETS:
Earning assets:
  Loans, net of unearned
    income                           $ 35,271    $ 3,328     9.44%      $ 31,068    $ 2,988      9.62%   $ 26,679  $2,428     9.10%
  Investments securities:
    Taxable                             8,812        549     6.23%         8,493        533      6.28%      9,522     547     5.74%
    Tax exempt                            839         41     4.89%           100          3      3.00%          0       0     0.00%
  Federal funds sold                    3,034        162     5.34%         2,254        131      5.81%      1,114      49     4.40%
                                     --------    -------                 -------    -------              --------  ------
     Total earnings assets             47,956    $ 4,080     8.51%        41,915    $ 3,655      8.72%     37,315  $3,024     8.10%
  Allowance for loan losses              (480)                              (458)                            (372)
  Cash and due from banks               3,035                              2,723                            2,748
  Other assets                          2,532                              2,453                            2,324
                                     --------                            -------                          -------
       Total assets                  $ 53,043                            $46,633                          $42,015
                                     ========                            =======                          =======
LIABILITIES AND SHAREHOLDERS'
     EQUITY:
Interest bearing liabilities:
     Deposits:
     NOW accounts                     $ 8,275    $   142     1.72%       $ 6,782      $ 114      1.68%    $ 6,471   $ 111     1.72%
     Money market accounts              4,228        106     2.51%         4,663        124      2.66%      5,176     125     2.41%
     Savings accounts                   6,195        147     2.37%         5,835        137      2.35%      5,750     127     2.21%
     Time, $100,000 and over            4,398        227     5.16%         4,156        216      5.20%      3,852     164     4.26%
     Other time deposits               16,465        893     5.42%        14,273        811      5.68%     11,406     524     4.59%
                                      -------    -------                --------     ------              --------   -----
     Total interest bearing deposits   39,561      1,515     3.83%        35,709      1,402      3.93%     32,655   1,051     3.22%

     Securities sold under agreement
     to repurchase and Federal funds
     purchased                            697         30     4.30%           209          8      3.83%        274      10     3.65%

     Total interest bearing
        liabilities                    40,258    $ 1,545     3.84%        35,918    $ 1,410      3.93%     32,929 $ 1,061     3.22%
     Demand deposits (noninterest
       bearing)                         8,439                              6,628                            5,405
     Accrued expenses and other
      liabilities                         669                                689                              485
     Shareholders' equity               3,677                              3,398                            3,196
                                      -------                            -------                         --------
           Total liabilities and
            shareholders' equity      $53,043                            $46,633                         $ 42,015
                                      =======                            =======                         ========
     Net interest income/
     net interest spread                         $ 2,535     4.67%                  $ 2,245      4.79%            $ 1,963     4.88%

     Net yield on earning assets                             5.29%                               5.36%                        5.26%



The following table sets forth the extent to which changes in volume and rates of earning assets and interest-bearing liabilities affected the change in interest income or interest expense in the indicated time periods. For each major balance sheet category, information is provided relating to 1) changes in volume (changes in average balance multiplied by the prior year's average interest rate), 2) changes in rate (changes in average interest rate multiplied by the prior year's average balance), and 3) the total change in interest income/expenses. Changes attributable jointly to volume and rate have been allocated proportionately.


                            VOLUME AND RATE ANALYSIS
                                 (IN THOUSANDS)


                                        1996 VERSUS 1995                       1995 VERSUS 1994
                                         CHANGE DUE TO:                          CHANGE DUE TO:
                           --------------------------------------------   --------------------------------
                              VOLUME          RATE             TOTAL       VOLUME      RATE       TOTAL
                           -----------      ---------       -----------   ---------   ---------  ---------
INTEREST INCOME
  Loans                       $  397         $  (57)          $  340      $  416       $ 144        $ 560
  Investment securities           65            (11)              54         (57)         46          (11)
  Other earning assets            43            (12)              31          61          21           82
                              ------         ------            -----       -----        ----        -----
        Total                    505            (80)             425         420         211          631
                              ------         ------           ------       -----        ----        -----
INTEREST EXPENSE
  Deposits                       149            (36)             113         105         246          351
  Borrowings                      20              2               22          (2)          0           (2)
                              ------         ------           ------       -----        ----        -----
        Total                    169            (34)             135         103         246          349
                              ------         ------           ------       -----        ----        -----
        Net change            $  336         $  (46)          $  290      $  317       $ (35)       $ 282
                              ======         ======           ======       =====        ====        =====


                 INTEREST RATE SENSITIVITY - REPRICING INTERVAL
                             (DOLLARS IN THOUSANDS)




                                       WITHIN     AFTER THREE         AFTER SIX           AFTER ONE            AFTER
                                       THREE      MONTHS BUT WITHIN   MONTHS BUT WITHIN   YEAR BUT WITHIN      FIVE
December 31, 1996                      MONTHS     SIX MONTHS          ONE YEAR            FIVE YEARS           YEARS
---------------------------            -------    -----------------   -----------------   ---------------      --------------


ASSETS
  Loans                                $16,707    $  2,974            $ 4,777             $13,168              $    808
  Securities                             1,668         353                933               2,167                 5,279
  Federal funds sold                       358           0                  0                   0                     0
                                       -------    --------            -------            --------              --------


    Total interest
    sensative assets (ISA)              18,733       3,327              5,710              15,335                 6,087
                                       -------    --------            -------            --------              --------


LIABILITIES
  Interest bearing deposits             23,935      6,233               4,249               5,902                     0
  Federal funds purchased                1,100          0                   0                   0                     0
                                       -------    --------            -------            --------              --------


   Total interest sensative
   liabilities (ISL)                    25,035      6,233               4,249               5,902                     0
                                       -------    --------            -------            --------              --------


  Net position of ISA minus ISL       $ (6,302)  $ (2,906)            $ 1,461            $  9,433              $  6,087

  Cumulative net position of
   ISA minus ISL                      $ (6,302)  $ (9,208)            $(7,747)           $  1,686              $  7,773

  Cumulative net position as a
   percent of total assets              (11.41)    (16.67)             (14.02)               3.05                 14.15




                                                             TABLE II

                                                       INVESTMENT PORTFOLIO

                                                         (AMORTIZED COST)


         December 31,                                        1996          1995            1994
---------------------------------                         -----------    ----------       ---------
                                                          Book Value     Book Value       Book Value
Securities to be held to maturity:
 1.   U. S. Treasury securities                           $         0    $        0               0
 2.   U. S. Government agencies                                     0             0       2,641,985
 3.   Mortgage-backed securities                            1,958,698     2,643,379       3,466,498
 4.   Other                                                 1,281,692       275,000               0
                                                          -----------    ----------       ---------
                Subtotals                                   3,240,390     2,918,379       6,108,483
                                                          -----------    ----------       ---------

Securities available for sale:
 1.   U. S. Treasury securities                             1,260,346       250,102         751,908
 2.   U. S. Government agencies                             2,002,281     2,090,164         227,879
 3.   Mortgage-backed securities                            3,505,924     2,397,566       1,972,010
 4.   Other                                                   400,412       396,234         256,908
                                                          -----------    ----------       ---------
                Subtotals                                   7,168,963     5,134,066       3,208,705
                                                          -----------    ----------       ---------

                Total investment securities               $10,409,353    $8,052,445      $9,317,188
                                                          ===========    ==========      ==========



                                              INVESTMENT SECURITIES MATURITY SCHEDULE
                                                      (DOLLARS IN THOUSANDS)


                                   Maturity Schedule          Maturity Schedule         Maturity Schedule
                                        In 1996                    In 1996                  In 1996
                                   -----------------          ----------------           --------------
                                    Amount    Yield           Amount   Yield             Amount  Yield
                                    ------    -----           -------  -----             ------- ------
                                    Within One Year           Within One Year            Within One Year
                                    ---------------           ---------------            ---------------
SECURITY TYPE:
1.   U. S. Treasury securities     $          0  0.00%      $    250,104   4.22%         $500,975  4.02%
2.   U. S. Government agencies                0  0.00%                 0   0.00%                0  0.00%
3.   Mortgage-backed securities          18,764  9.52%                 0   0.00%                0  0.00%
4.   Other                              251,811  5.31%                 0   0.00%                0  0.00%
                                   ------------             ------------                 --------
                                   $    270,575             $    250,104                 $500,975
                    Totals         ============             ============                 ========

                                  After One Year but        After One Year but          After One Year but
                                  Within Five Years         Within Five Years           Within Five Years
SECURITY TYPE:                    -----------------         -----------------           ------------------
1.   U. S. Treasury securities     $1,260,346  6.16%        $         0  0.00%          $  250,933  4.27%
2.   U. S. Government agencies      1,165,000  6.38%          1,501,962  6.25%           1,253,571  6.32%
3.   Mortgage-backed securities       630,270  7.88%             31,697  9.51%              44,850  9.51%
4.   Other                                  0  0.00%            254,133  5.29%             256,907  5.22%
                                   ----------               -----------                 ----------
                    Totals         $3,055,616               $ 1,787,792                 $1,806,261
                                   ==========               ===========                 ==========

SECURITY TYPE:                    After Five Years but      After Five Years but        After Five Years but
                                  Within Ten Years          Within Ten Years            Within Ten Years
                                  --------------------      --------------------        --------------------
1.   U. S. Treasury securities     $        0  0.00%        $        0  0.00%           $        0  0.00%
2.   U. S. Government agencies        673,419  6.65%           383,451  6.14%            1,388,414  6.73%
3.   Mortgage-backed securities     1,451,000  7.43%         2,083,513  7.66%              965,194  8.33%
4.   Other                            540,647  4.82%           417,100  5.45%                    0  0.00%
                                   ----------               ----------                  ----------
                    Totals         $2,665,066               $2,884,064                  $2,353,608
                                   ==========               ==========                  ==========


SECURITY TYPE:                       AFTER TEN YEARS     AFTER TEN YEARS                AFTER TEN YEARS
                                     ---------------     ----------------               ----------------
1.   U. S. Treasury securities     $        0  0.00%      $        0  0.00%             $        0  0.00%
2.   U. S. Government agencies        163,861  6.69%         204,751  7.43%                      0  0.00%
3.   Mortgage-backed securities     3,364,588  6.45%       2,925,734  6.56%              4,656,344  6.33%
4.   Other                            889,647  5.81%               0  0.00%                      0  0.00%
                                   ----------             ----------                    ----------

                    Totals         $4,418,096             $3,130,485                    $4,656,344
                                   ==========             ==========                    ==========

                                   TABLE III

                                 LOAN PORTFOLIO


                                 (IN THOUSANDS)


DECEMBER 31,                                        1996                       1995                     1994
------------                                 -------------------       ------------------        ------------------
                                                         PERCENT                  PERCENT                   PERCENT
                                                AMOUNT  OF TOTAL         AMOUNT  OF TOTAL          AMOUNT  OF TOTAL
                                             -------------------       ------------------        ------------------
LOAN TYPE:
     1.Commercial                            $21,241      55.3%        $17,190      51.0%        $14,627      49.5%
     2.Agricultural                            6,249      16.2%          6,646      19.7%          5,654      19.1%
     3.Real estate (1-4 family)                4,368      11.4%          3,366      10.0%          3,628      12.3%
     4.Installment and other                   6,576      17.1%          6,507      19.3%          5,629      19.1%
                                             -------   -------         -------   -------         -------   -------

         Total loans                          38,434     100.0%         33,709     100.0%         29,538     100.0%

  Less:  unearned income                         (36)                      (26)                      (24)
  Less:  allowance for loan losses              (501)                     (492)                     (397)
                                             -------                   -------                   -------

         Total loans less allowance and
          unearned income                    $37,897                   $33,191                   $29,117
                                             -------                   =======                   =======





                                  SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY SCHEDULES

                                                          (IN THOUSANDS)

DECEMBER 31,                                       1996                      1995                      1994
---------------------                        -------------------       ------------------        ------------------
LOAN TYPE:                                    WITHIN ONE YEAR          WITHIN ONE YEAR            WITHIN ONE YEAR
                                             -------------------       ------------------        ------------------
     1.   Commercial                         $13,408                   $10,161                   $ 9,560
     2.   Agricultural                         6,078                     6,377                     5,530
     3.   Real estate (1-4 family)             2,339                     1,743                     1,710
     4.   Installment and other                2,633                     2,683                     2,495
                                             -------                   -------                   -------

                Totals                       $24,458                   $20,964                   $19,295
                                             =======                   =======                   =======


LOAN TYPE:                                   WITHIN ONE TO             AFTER ONE YEAR BUT        AFTER ONE YEAR BUT
                                             FIVE YEARS                WITHIN FIVE YEARS         WITHIN FIVE YEARS
                                             -------------------       ------------------        ------------------

     1.   Commercial                         $ 7.600                   $4,470                     $4,537
     2.   Agricultural                           171                      269                        124
     3.   Real estate (1-4 family)             1,856                    1,547                      1,783
     4.   Installment and other                3,541                    3,336                      2,631
                                             -------                   ------                     ------

                        Totals               $13,168                   $9,622                     $9,075
                                             =======                   ======                     ======


LOAN TYPE:                                    AFTER FIVE YEARS          AFTER FIVE YEARS          AFTER FIVE YEARS
                                            --------------------       ------------------        ------------------
     1.   Commercial                         $  233                    $2,559                     $  530
     2.   Agricultural                            0                         0                          0
     3.   Real estate (1-4 family)              173                        76                        135
     4.   Installment and other                 402                      3488                        503
                                             ------                    ------                     ------

                Totals                       $  808                    $3,123                     $1,168
                                             ======                    ======                     ======


                RATE STRUCTURE FOR LOANS MATURING OVER ONE YEAR

                                             WITH PRE-     WITH        WITH PRE-     WITH        WITH PRE-     WITH
                                             DETERMINED    FLOATING    DETERMINED    FLOATING    DETERMINED    FLOATING
                                             INTEREST        OR        INTEREST        OR        INTEREST        OR
                                             RATE         ADJUSTABLE    RATE       ADJUSTABLE    RATE        ADJUSTABLE
                                                          RATE                      RATE                      RATE
                                             ----------  ----------    ----------  ----------    ----------  ----------
LOAN TYPE:                                       AMOUNT      AMOUNT        AMOUNT      AMOUNT        AMOUNT      AMOUNT
                                             ----------  ----------    ----------  ----------    ----------  ----------
     1.    Commercial                        $ 5,487      $ 2,346          $3,885     $ 3,144        $4,528       $ 581
     2.    Agricultural                          171            0             269           0           124           0
     3.    Real estate (1-4 family)            2,029            0           1,623           0         1,918           0
     4.    Installment and other               3,943            0           3,824           0         3,134           0
                                             -------      -------         -------     -------       -------       -----

             Totals                          $11,630      $ 2,346          $9,601     $ 3,144        $9,704       $ 581
                                             =======      =======         =======     =======       =======       =====

                                    TABLE IV


                        SUMMARY OF LOAN LOSS EXPERIENCE


      YEAR ENDED DECEMBER 31,         1996     1995     1994
----------------------------------  --------  --------  --------
Balance at beginning of period      $491,563  $397,281  $347,217
                                    --------  --------  --------

   Charge-offs:
     Commercial loans                189,491       860       147
     Commercial mortgage loans             0         0     6,466
     Construction loans                    0         0         0
     Residential mortgage loans            0         0         0
     Consumer loans                   14,875     5,827    26,312
                                    --------  --------  --------

          Total charge-offs          204,366     6,687    32,925
                                    --------  --------  --------

   Recoveries:
     Commercial loans                 30,656         0       548
     Commercial mortgage loans             0         0         0
     Construction loans                    0         0         0
     Residential mortgage loans            0         0         0
     Consumer loans                    1,207     3,469     4,441
                                    --------  --------  --------

          Total recoveries            31,863     3,469     4,989
                                    --------  --------  --------

Net of charge-offs less recoveries   172,503     3,218    27,936

Additions charged to operations      181,444    97,500    78,000
                                    --------  --------  --------

Balance at end of period            $500,504  $491,563  $397,281
                                    ========  ========  ========


                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


    December 31,                                 1996                        1995                            1994
---------------------                  --------------------             ---------------------         ----------------------
                                                Percent of                      Percent of                      Percent of
                                                Loans in Each                   Loans in Each                   Loans in Each
                                                Category to                     Category to                     Category to
                                      Amount    Total Loans             Amount  Total Loans           Amount    Total Loans
                                      -------   -------------           ------  --------------        -------   ------------
Balance at end of period
applicable to:
   Commercial and agricultural        $350,354         71.5              $344,094        70.7         $278,097        68.6
   Real Estate                         100,100         11.4                98,313        10.0           79,456        12.3
   Installment and other                50,050         17.1                49,156        19.3           39,728        19.1
                                     ---------     --------              --------      ------         --------     -------

                                      $500,504        100.0              $491,563       100.0         $397,281       100.0
                                     =========     ========              ========      ======         ========      ======

                                    TABLE V


                                   DEPOSITS
                             (Dollars in Thousands)



    YEAR ENDED DECEMBER 31,                 1996              1995              1994
-----------------------------------  ----------------  ----------------  ----------------
                                     AVERAGE  AVERAGE  AVERAGE  AVERAGE  AVERAGE  AVERAGE
                                     BALANCE   RATE    BALANCE   RATE    BALANCE   RATE
                                     ----------------  ----------------  ----------------
Deposits:

  Noninterest demand deposits        $ 8,439    0.00%  $ 6,628    0.00%  $ 5,405    0.00%

  Interest earning deposits:
    NOW accounts                       8,275    1.72%    6,782    1.68%    6,471    1.72%
    Money market accounts              4,228    2,51%    4,663    2.66%    5,176    2.41%
    Savings accounts                   6,195    2.37%    5,835    2.35%    5,750    2.21%
    Time, $100,000 and over            4,398    5.16%    4,156    5.20%    3,852    4.26%
    Other time deposits               16,465    5.42%   14,273    5.68%   11,406    4.59%
                                     -------           -------           -------

    Total interest earning deposits   39,561    3.83%   35,709    3.93%   32,655    3.22%
                                     -------           -------           -------

         Total deposits              $48,000           $42,337           $38,060
                                     =======           =======           =======


                                   MATURITIES OF TIME DEPOSITS OVER $100,000
                                                 (In Thousands)

    YEAR ENDED DECEMBER 31,              1996                    1995                    1994
------------------------------   --------------------    --------------------   --------------------
                                              Other                   Other                   Other
                                 Certificates Time       Certificates Time      Certificates  Time
                                  Of Deposits Deposits    Of Deposits Deposits    Of Deposits Deposits
                                    Over      Over          Over      Over          Over      Over
                                    $100,000  $100,000      $100,000  $100,000      $100,000  $100,000
                                    --------  --------      --------  --------      --------  --------
Three months or less                $1,255      $  0        $1,580         0        $  877      $  0
Over three through six months        1,461         0           930         0         1,272         0
Over six through twelve months         300         0           700         0           100         0
Over twelve months                   1,439         0           727         0         1,027         0
                                    ------      ----        ------      ----        ------      ----

         Total                      $4,455      $  0        $3,937      $  0        $3,276      $  0
                                    ======      ====        ======      ====        ======      ====

                                   TABLE VI





                          RETURN ON EQUITY AND ASSETS


                DECEMBER 31,              1996     1995     1994
--------------------------------------   ------   ------   ------

                                         PERCENT  PERCENT  PERCENT
                                         -------  -------  -------
Return on average assets                  0.66%    0.79%    0.56%
Return on average common equity           9.46%   10.85%    7.05%
Common dividend payout ratio              8.55%    8.19%   12.81%
Average equity to average assets ratio    6.93%    7.29%    7.93%


                          LEVERAGE RATIO CALCULATIONS
                                 (IN THOUSANDS)



                DECEMBER 31,            1996      1995      1994
-----------------------------------    -------   -------   -------
Total average assets                   $53,043   $46,633   $42,015
      Less intangibles                       0         0         0
                                       -------   -------   -------

      Total tangible average assets    $53,043   $46,633   $42,015
                                       =======   =======   =======


Total common shareholders' equity      $ 3,920   $ 3,631   $ 3,332
      Less intangibles                       0         0         0
                                       -------   -------   -------

      Total tangible period-end common
           shareholders' equity        $ 3,920   $ 3,631   $ 3,332
                                       =======   =======   =======


Leverage ratio                          7.39%     7.79%     7.93%



                           RISK-BASED CAPITAL RATIOS


                DECEMBER 31,           1996    1995    1994
------------------------------------   -----   -----   -----
Risk-based capital ratios:

     Tier I capital ratio               9.55%   9.81%  10.52%

     total risk-based capital ratio    10.78%  11.06%  11.77%


                                  TABLE VII







                             SHORT-TERM BORROWINGS
                                 (IN THOUSANDS)


YEAR ENDED DECEMBER 31,                        1996                      1995                      1994
                                      ------------------------   ------------------------  ----------------------
                                                   SECURITIES               SECURITIES                SECURITIES
                                       FEDERAL     SOLD UNDER    FEDERAL    SOLD UNDER     FEDERAL    SOLD UNDER
                                        FUNDS      AGREEMENTS     FUNDS     AGREEMENTS      FUNDS     AGREEMENTS
                                      PURCHASED  TO REPURCHASE  PURCHASED  TO REPURCHASE  PURCHASED  TO REPURCHASE
                                      ---------  -------------  ---------  -------------  ---------  -------------
Maximum outstanding at any month-end    $1,745          $ 656      $ 359          $ 522     $1,181          $ 339

Average balance                         $  770          $ 440      $  50          $ 158     $  918          $  91

Ending balance                          $1,100          $ 488      $   0          $ 390     $    0          $ 154

Average interest rate                     5.76%          5.20%      6.50%          4.77%      3.62%          5.23%

Average interest rate at year-end         5.75%          5.25%      0.00%          4.61%      0.00%          4.44%

ITEM 9.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statement of the Company and the related notes thereto required by Subpart F have been included immediately following Item 11 in Part IV of this Annual Report.


                                    PART III


ITEM 10.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY.

The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange within 120 days of the end of the Company's fiscal year ended December 31, 1996.

PRINCIPAL OFFICERS OF THE COMPANY AND ITS SUBSIDIARY BANK.

All principal officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understanding between the Company and any principal officer pursuant to which any such person was elected as a principal officer of the Company.

LARRY R. TRACY, 55, the President and Chief Executive Officer of the Company, is also a director of the Company. The information required by Item 10 pertaining to the Company's principal officers is incorporated herein by reference to the section entitled "Election of Directors" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange within 120 days of the end of the Company's fiscal year ended December 31, 1996.

JERRY L. BALL, 44, The Executive Vice President and Cashier of the Bank, is also the Vice President of the Company. In February 1995, Mr. Ball was promoted to his current position. From 1980 to April 1989, Mr. Ball was an Assistant Vice President and Branch Manager for First Union National Bank of Florida. Mr. Ball has over 20 years of banking experience.

Set forth below are the names and ages of the other principal officers of the Company's subsidiary bank, giving their principal occupation and business experience of each such principal officer during the past six years. All of such information has been furnished by each such person.

DONALD WEAVER, 54, joined the Bank in November 1995 as Senior Vice President of commercial loans. He has 34 years in commercial banking, all within the Hillsborough County area. He came to our Bank from Peoples Bank of Lakeland where he served as vice president and commercial loan manager since 1990. He attended Hillsborough Community College and has attended a number of banking schools. He has been a resident of the Brandon area for over 25 years.

GLENN J. CHASTEEN, 45, currently serving as Vice President-Consumer Loans. He has been employed with the Bank since June 1989. From January 1987 to October 1988, Mr. Chasteen served as Senior Vice President of San Antonio Citizens Federal Credit Union. From February 1980 to January 1987, Mr. Chasteen served as Vice President-Consumer Lending with Sun Bank of Tampa Bay (formerly known as Brandon State Bank).

ROBERT N. MORRIS, 70, has served as Senior Vice President-Agriculture Loans of the Bank since April 1991. Mr. Morris serves in this position on a part-time basis. From June 1985 to December 1990, Mr. Morris was employed as Vice President-Agriculture Loans of Barnett Bank. Mr. Morris has over 30 years of banking experience.

CAROL TODD JOHNSON, 65, has served as Business Development Officer of the Bank since June 1991. Mrs. Johnson serves in this position on a part-time basis and was promoted in 1995 to Vice President-Business Development. From 1972 to May 1991, Mrs. Johnson was Vice President of Business and Community Development Officer at the Brandon office of Barnett Bank.

GLENDA PEACOCK, 57, currently serves as Assistant Vice President-Branch Manager of the Brandon office. Mrs. Peacock has over 30 years of banking experience. Mrs. Peacock was Vice President and branch manager at the Brandon office of First Florida five and a half years prior to her employment with the Valrico State Bank.

SUSAN L. RADFORD, 39, currently the Operations Officer of the Bank's main office, has been employed since December 1992. Mrs. Radford has over 20 years of banking experience and is a lifetime resident of the Brandon area.

ITEM 11.  MANAGEMENT COMPENSATION AND TRANSACTIONS.

The information required by Item 11 pertaining to management compensation and transactions with management of the Company is incorporated herein by reference to the sections entitled "Executive Compensation and Other Information" and "Certain Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders, which will be field with the Federal Deposit Insurance Corporation within 120 days of the end of the Company's fiscal year ended December 31, 1996.

               (Remainder of this page intentionally left blank)

                                    PART IV

ITEM 12.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.

(a)(1)  FINANCIAL STATEMENTS


        (1)  Independent Auditors' Report                                    F1

        (2)  Consolidated Balance Sheets as of December 31, 1996
             and 1995                                                        F2

        (3)  Consolidated Statements of Income for Each of the
             Three Years in the Period Ended December 31, 1996               F3

        (4)  Consolidated Statements of Changes in Stockholders'
             Equity for Each of the Three Years in the Period Ended
             December 31, 1996                                               F4

        (5)  Consolidated Statements of Cash Flows for Each of the
             Three Years in the Period Ended Decmeber 31, 1996               F5

        (6)  Notes to Consolidated Financial Statements                F6 - F17


     (2) FINANCIAL STATEMENT SCHEDULES:

        The following financial statement schedules have been omitted since the required information is not applicable or has been included in the Notes to Consolidated Financial Statements:

         Schedule I - U. S. Treasury Securities, Obligations of Other U. S. Government Agencies and Corporations, Obligations of States and Political Subdivisions, and Other Bonds, Notes and Debentures

         Schedule IV - Company Premises and Equipment

         Schedule V - Investment In, Income From Dividends, And Equity In Earnings Or Losses Of Subsidiaries And Associated Companies

         Schedule VI - Allowance For Possible Loan Losses

        The following financial statement schedules are attached to this 10-K:

         Report of Independent Auditors on Supplementary Schedules

         Schedule II - Loans to Officers, Directors, Principal Security Holders, and any Associates of the Foregoing Persons

         Schedule III - Loans and Lease Financing Receivables

                          INDEPENDENT AUDITORS' REPORT




To The Board of Directors and Stockholders
Valrico Bancorp, Inc. and Subsidiary
Valrico, Florida


We have audited the accompanying consolidated balance sheets of Valrico Bancorp, Inc. and subsidiary as of December 31, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valrico Bancorp, Inc. and subsidiary at December 31, 1996 and December 31, 1995, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                Rex Meighen & Company
                                                -----------------------------
                                                Certified Public Accountants




Tampa, Florida
February 10, 1997


                                      F1

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                          ------------------------
                                                             1996         1995
                                                          -----------  -----------
                                     ASSETS

Cash and non-interest bearing deposits                    $ 3,677,677  $ 2,327,055
Federal funds sold                                            358,000    3,323,000
Securities available for sale                               7,159,983    5,106,911
Securities to be held to maturity (approximate fair
 value of $3,265,417 for 1996; $2,956,060 for 1995)         3,240,390    2,918,379
Loans                                                      37,897,300   33,191,038
Facilities                                                  1,014,945    1,149,928
Other real estate                                                   -      178,272
Accrued interest receivable                                   416,178      375,488
Other assets                                                1,154,347    1,022,063
                                                          -----------  -----------

             Total assets                                 $54,918,820  $49,592,134
                                                          ===========  ===========


                                  LIABILITIES

Deposits:
  Demand deposits                                         $ 8,557,352  $ 6,557,640
  NOW accounts                                              8,749,942    7,860,346
  Money market accounts                                     3,392,591    3,938,092
  Savings accounts                                          6,053,476    5,935,241
  Time, $100,000 and over                                   4,455,087    3,937,520
  Other time deposits                                      17,667,352   16,544,783
                                                          -----------  -----------

             Total deposits                                48,875,800   44,773,622

Federal funds purchased                                     1,100,000            -
Securities sold under agreements to repurchase                487,882      389,641
Accounts payable and accrued liabilities                      556,134      833,395
                                                          -----------  -----------

             Total liabilities                             51,019,816   45,996,658
                                                          -----------  -----------

Commitments and contingencies (Notes L and M)


                              STOCKHOLDERS' EQUITY

Common stock, no par value, authorized 1,000,000
 shares, issued and outstanding 296,845 shares for 1996;
 299,279 shares for 1995                                      296,845      299,279
Capital surplus                                             2,354,193    2,323,160
Retained earnings                                           1,269,111    1,008,662
Net unrealized holding losses on securities                   (21,145)     (35,625)
                                                          -----------  -----------

             Total stockholders' equity                     3,899,004    3,595,476
                                                          -----------  -----------

             Total liabilities and stockholders' equity   $54,918,820  $49,592,134
                                                          ===========  ============





See Accompanying Notes to Consolidated Financial Statements

                                      F2

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                                         YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                         1996        1995        1994
                                                      ----------  ----------  ----------
Interest income:
  Interest and fees on loans                          $3,454,488  $3,100,765  $2,509,903
  Interest on investment securities:
      U. S. Treasury                                      58,219      21,252      31,574
      U. S. Government agencies and corporations         466,197     495,754     503,261
      Other                                               65,921      18,877      12,766
  Income on Federal funds sold                           161,743     130,852      49,286
                                                      ----------  ----------  ----------
         Total interest income                         4,206,568   3,767,500   3,106,790
                                                      ----------  ----------  ----------
Interest expense:
  Interest on deposits                                 1,514,224   1,402,678   1,051,590
  Interest on Federal funds purchased and securities
   sold under agreements to repurchase                    30,232      10,558       5,555
                                                      ----------  ----------  ----------
         Total interest expense                        1,544,456   1,413,236   1,057,145
                                                      ----------  ----------  ----------
         Net interest income                           2,662,112   2,354,264   2,049,645
Provision for loan losses                                181,444      97,500      78,000
                                                      ----------  ----------  ----------
         Net interest income after provision
          for loan losses                              2,480,668   2,256,764   1,971,645
                                                      ----------  ----------  ----------
Other income:
  Service charges on deposit accounts                    350,745     302,155     256,509
  Miscellaneous income                                    80,250      81,036      74,815
                                                      ----------  ----------  ----------
         Total other income                              430,995     383,191     331,324
                                                      ----------  ----------  ----------
Other expenses:
  Salaries and employee benefits                       1,159,949     948,977     805,416
  Occupancy expense                                      391,068     362,754     334,835
  Equipment expense                                      263,318     250,931     263,159
  Stationery, printing and supplies                       87,709      63,713      57,319
  Miscellaneous expenses                                 505,764     529,210     502,788
                                                      ----------  ----------  ----------
         Total other expenses                          2,407,808   2,155,585   1,963,517
                                                      ----------  ----------  ----------
Income before income taxes                               503,855     484,370     339,452
Income taxes                                             155,864     115,577     103,099
                                                      ----------  ----------  ----------
Net income                                            $  347,991  $  368,793  $  236,353
                                                      ==========  ==========  ==========

Per share information:
  Average shares outstanding                             297,545     302,071     302,779
                                                      ----------  ----------  ----------

         Net income                                   $     1.17  $     1.22  $      .78
                                                      ==========  ==========  ==========


See Accompanying Notes to Consolidated Financial Statements

                                      F3

                     VALRICO BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                   NET UNREALIZED     TOTAL
                             COMMON     CAPITAL      RETAINED      HOLDING LOSSES  STOCKHOLDERS'
                             STOCK      SURPLUS      EARNINGS      ON SECURITIES     EQUITY
                            --------   ----------   ----------     -------------   ----------
Balance, December 31, 1993  $302,779   $2,273,919   $  548,838        $  -         $3,125,536

  Net income                   -            -          236,353           -            236,353

  Cash dividends               -            -          (30,278)          -            (30,278)

  Net unrealized holding
   losses on securities        -            -            -             (93,223)       (93,223)

  Transfer                     -           27,592      (27,592)          -              -
                            --------   ----------   ----------        --------     ----------

Balance, December 31, 1994   302,779    2,301,511      727,321         (93,223)     3,238,388

  Net income                   -            -          368,793           -            368,793

  Cash dividends               -            -          (30,278)          -            (30,278)

  Net change in net
   unrealized holding
   losses on securities        -            -            -              57,598         57,598

  Stock redemption            (3,500)     (35,525)       -               -            (39,025)

  Transfer                     -           57,174      (57,174)          -              -
                            --------   ----------   ----------        --------     ----------

Balance, December 31, 1995   299,279    2,323,160    1,008,662         (35,625)     3,595,476

  Net income                   -            -          347,991           -            347,991

  Cash dividends               -            -          (29,685)          -            (29,685)

  Net change in net
   unrealized holding
   losses on securities        -            -            -              14,480         14,480

  Stock redemption            (2,434)     (18,498)      (8,326)          -            (29,258)

  Transfer                     -           49,531      (49,531)          -              -
                            --------   ----------   ----------        --------     ----------

Balance, December 31, 1996  $296,845   $2,354,193   $1,269,111        $(21,145)    $3,899,004
                            ========   ==========   ==========        ========     ==========



See Accompanying Notes to Consolidated Financial Statements


                                      F4

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                          1996          1995          1994
                                                      -----------   -----------   -----------
Cash flows from operating activities:
  Net income                                          $   347,991   $   368,793   $   236,353
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Provision for loan losses                            181,444        97,500        78,000
     Depreciation and amortization                        226,168       231,118       234,789
     Net amortization (accretion) of investment
     security premiums and discounts                       35,324        24,155        53,583
     Loss on sale of assets                                54,437         -             -
     Deferred income taxes                                (17,332)      (48,885)      (68,736)
     (Increase) decrease in assets:
        Accrued interest receivable                       (40,690)      (39,802)      (61,205)
        Other assets                                     (132,074)       13,784       (99,210)
     Increase (decrease) in liabilities:
        Accounts payable and accrued liabilities         (277,261)      225,069       302,448
                                                      -----------   -----------   -----------
           Net cash provided by operating activities      378,007       871,732       676,022
                                                      -----------   -----------   -----------

Cash flows from investing activities:
  Securities available for sale:
     Purchase of securities                            (3,322,279)     (892,100)     (500,000)
     Proceeds from maturities of securities             1,274,383       607,992       838,703
  Securities to be held to maturity:
     Purchase of securities                            (1,005,945)     (275,000)        -
     Proceeds from maturities of securities               666,640     1,804,731       651,746
  Decrease (increase) in Federal funds sold             2,965,000    (3,182,000)     (141,000)
  Net increase in loans                                (5,045,090)   (4,349,577)   (3,780,974)
  Purchase of facilities                                  (82,789)     (345,609)     (568,860)
  Proceeds from sale of other real estate                 281,219         -           248,155
                                                      -----------   -----------   -----------
           Net cash used in investing activities       (4,268,861)   (6,631,563)   (3,252,230)
                                                      -----------   -----------   -----------

Cash flows from financing activities:
  Net increase in deposits                              4,102,178     5,981,232     2,340,883
  Increase (decrease) in Federal funds purchased        1,100,000         -          (384,000)
  Net increase in securities sold under
   agreements to repurchase                                98,241       235,541        23,126
  Cash dividends paid                                     (29,685)      (30,278)      (30,278)
  Redemption of common stock                              (29,258)      (39,025)        -
                                                      -----------   -----------   -----------
           Net cash provided by financing activities    5,241,476     6,147,470     1,949,731
                                                      -----------   -----------   -----------

Net Increase (Decrease) in Cash                         1,350,622       387,639      (626,477)

Cash, Beginning of Year                                 2,327,055     1,939,416     2,565,893
                                                      -----------   -----------   -----------

Cash, End of Year                                     $ 3,677,677   $ 2,327,055   $ 1,939,416
                                                      ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest              $1,820,149    $1,205,181    $   922,976
  Cash paid during the year for income taxes          $  245,547    $  138,842    $    66,954


See Accompanying Notes to Consolidated Financial Statements


                                      F5

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

General:
    The consolidated financial statements include the accounts and transactions of Valrico Bancorp, Inc. (Company) and its wholly-owned subsidiary, Valrico State Bank (Bank). All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Bank provides a wide range of banking services to individual and corporate customers primarily in Hillsborough County, Florida.

    The Company and the Bank are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies.

Basis of Financial Statement Presentation:
    The accounting and reporting policies of the Company conform with generally accepted accounting principles and with general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

    Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of foreclosed assets. Additionally, management has made extensive estimates in determining fair values of financial instruments (Note O).

    Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, including independent appraisals for significant properties, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Investments:
    Statement of Financial Accounting Standards No. 115 ("FAS 115"), Accounting for Certain Investments in Debt and Equity Securities, sets the standard for classification of and accounting for investments in equity securities that have readily determinable fair values, and all investments in debt securities which are to be classified as held-to-maturity securities, available-for-sale securities, or trading securities.

    Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

    The Bank classifies its investments at the purchase date in accordance with the above-described guidelines. Premiums or discounts on securities at the date of purchase are being amortized or accreted, respectively, over the estimated life of the security using a method which approximates the level yield method. Gains and losses realized on the disposition of securities are based on the specific identification method and are reflected in other income.


                                      F6

                     VALRICE BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Loans:
    Loans receivable are stated at unpaid principal balance, less the allowance for loan losses and net deferred loan origination fees and costs.

    Interest on loans is accounted for on the accrual basis. Generally, the Company's policy is to discontinue the accrual of interest on loans delinquent over ninety days unless fully secured and in the process of collection. The accrued and unpaid interest is reversed from current income and thereafter interest is recognized only to the extent payments are received. A non-accrual loan may be restored to accrual basis when interest and principal payments are current and prospects for future recovery are no longer in doubt.

    In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 ("FAS 114"), Accounting by Creditors for Impairment of a Loan, which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

    Under FAS 114, a loan is impaired when it is probable that a creditor will be unable to collect the full amount of principal and interest due according to the contractual terms of the loan agreement. When a loan is impaired, a creditor has a choice of ways to measure the impairment. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral- dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. A creditor in a troubled debt restructuring involving a restructured loan should measure impairment by discounting the total expected future cash flows at the loan's original effective rate of interest.

    The Company adopted FAS 114 during 1995. The adoption of FAS 114 did not significantly effect the Company's financial statements.

Facilities:
    Facilities are stated at cost, less accumulated depreciation and amortization. Charges to income for depreciation and amortization are computed on the straight-line method over the assets' estimated useful lives.

    When properties are sold or otherwise disposed of, the gain or loss resulting from the disposition is credited or charged to income. Expenditures for maintenance and repairs are charged against income and renewals and betterments are capitalized.

Allowance for Loan Losses:
    The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. The allowance for loan losses is based on management's evaluation of various factors including prevailing and anticipated economic conditions, diversification and size of the loan portfolio, current financial status and credit standing of the borrower, the status and level of nonperforming assets, past and expected loan loss experience, adequacy of collateral, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.


                                      F7

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Off Balance Sheet Financial Instruments:
    In the ordinary course of business the Bank has entered into off balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Income Taxes:
    Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of non-taxable income such as interest on state and municipal securities, and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in FAS No. 109, Accounting for Income Taxes.

Net Income per Share:
    Net income per share is computed based on the weighted average shares of common stock outstanding during the year.

Statement of Cash Flows:
    For purposes of reporting cash flows, cash includes cash on hand and amounts on deposit in non-interest bearing accounts with other commercial banks.

Reclassification of Accounts:
    Certain items in the consolidated financial statements for prior years have been reclassified to conform to classifications used in the current year.


NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt securities at December 31, 1996, are as follows:


                                                     GROSS       GROSS
                                     AMORTIZED  UNREALIZED  UNREALIZED        FAIR
                                          COST       GAINS      LOSSES       VALUE
                                    ----------  ----------  ----------  ----------
Securities available for sale:
   U. S. Treasury                   $1,260,346     $11,157     $     -  $1,271,503
   U. S. Government agencies         2,002,281      11,939       7,940   2,006,280
   Mortgage-backed securities        3,505,924      15,424      38,684   3,482,664
   Other                               400,412           -         876     399,536
                                    ----------  ----------  ----------  ----------

                                    $7,168,963     $38,520     $47,500  $7,159,983
                                    ==========  ==========  ==========  ==========


Securities to be held to maturity:
   Mortgage-backed securities       $1,958,698     $49,019     $ 3,024  $2,004,693
   Other                             1,281,692       9,865      30,833   1,260,724
                                    ----------  ----------  ----------  ----------

                                    $3,240,390     $58,884     $33,857  $3,265,417
                                    ==========  ==========  ==========  ==========


                                       F8

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



NOTE B - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investments in debt securities at December 31, 1995, are as follows:


                                                   GROSS       GROSS
                                     AMORTIZED  UNREALIZED  UNREALIZED      FAIR
                                       COST        GAINS      LOSSES       VALUE
                                    ----------  ----------  ----------  ----------
Securities available for sale:
   U. S. Treasury                   $  250,102  $    -      $      492  $  249,610
   U. S. Government agencies         2,090,164       4,746       9,354   2,085,556
   Mortgage-backed securities        2,397,566      17,173      37,473   2,377,266
   Other                               396,234       -           1,755     394,479
                                    ----------  ----------  ----------  ----------

                                    $5,134,066  $   21,919  $   49,074  $5,106,911
                                    ==========  ==========  ==========  ==========

Securities to be held to maturity:
   U. S. Government agencies        $2,643,379     $58,752     $22,174  $2,679,957
   Mortgage-backed securities          275,000       3,084       1,981     276,103
                                    ----------  ----------  ----------  ----------

                                    $2,918,379     $61,836     $24,155  $2,956,060
                                    ==========  ==========  ==========  ==========


The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. The estimated fair value of securities is determined on the basis of market quotations.
Securities with amortized cost of approximately $1,031,457 and $1,122,000, and market values of approximately $1,035,465 and $1,129,000 were pledged to secure repurchase agreements, Federal funds purchased and deposit accounts at December 31, 1996 and December 31, 1995, respectively.

There were no security sales during 1994, 1995 or 1996.

At December 31, 1995, securities with an amortized cost of approximately $1,646,000 were transferred to available-for-sale from held-to-maturity due to a one-time opportunity to reassess security classifications in accordance with guidelines issued by the FASB. At the time of the transfer, the net book value of these securities was $1,646,000 and the net unrealized loss was $13,000.

The cost and estimated fair value of debt securities at December 31, 1996, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                  SECURITIES TO BE
                              SECURITIES AVAILABLE FOR          SALE HELD TO MATURITY
                              ------------------------          ---------------------
                                AMORTIZED      FAIR             AMORTIZED     FAIR
                                  COST        VALUE                COST       VALUE
                              -----------  -----------          ----------  ---------
   Due in one year or less     $  251,811  $  250,935          $   18,764  $   19,702
   Due from one to five years   2,946,640   2,960,765             108,976     111,309
   Due from five to ten years   1,270,514   1,266,675           1,394,552   1,388,240
   Due after ten years          2,551,398   2,533,008           1,718,098   1,746,166
   Other                          148,600     148,600               -           -
                               ----------  ----------          ----------  ----------

                               $7,168,963  $7,159,983          $3,240,390  $3,265,417
                               ==========  ==========          ==========  ==========



                                      F9

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



NOTE C - LOANS

The loan portfolio is classified as follows:

                                                     DECEMBER 31,
                                             -------------------------
                                                    1996          1995
                                             -----------   -----------
         Commercial and agricultural         $27,490,296   $23,836,222
         Real estate                           4,368,098     3,365,807
         Installment and other loans           6,575,783     6,506,720
                                             -----------   -----------
         Total loans                          38,434,177    33,708,749
            Less, unearned income                (36,373)      (26,148)
            Less, allowance for loan losses     (500,504)     (491,563)
                                             -----------   -----------

                                             $37,897,300   $33,191,038
                                             ===========   ===========


The following is a summary of the transactions in the allowance for loan losses:

                                                 YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                               1996        1995      1994
                                            ---------   --------   --------
   Balance, beginning of year               $ 491,563   $397,281   $347,217
   Provision charged to operating expenses    181,444     97,500     78,000
   Loans charged-off                         (204,366)    (6,687)   (32,925)
   Recoveries                                  31,863      3,469      4,989
                                            ---------   --------   --------

   Balance, end of year                     $ 500,504   $491,563   $397,281
                                            =========   ========   ========


Loans on which interest was not being accrued totalled $153,277 and $465,922 at December 31, 1996 and December 31, 1995, respectively. Had interest been accrued on these non-accrual loans at originally contracted rates, interest income (before income taxes) would have been increased by approximately $4,770 for 1996 and $15,280 for 1995.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 1996 and December 31, 1995, the Bank has classified loans in the amount of $96,959 and $73,982 as impaired loans, respectively. The allowance for loan losses includes amounts applicable to impaired loans. These allowances are not significant to the Bank's financial statements.


NOTE D - FACILITIES

Facilities are summarized as follows:


                                                    ACCUMULATED                 ESTIMATED
                                                  DEPRECIATION &    NET BOOK      USEFUL
                                         COST      AMORTIZATION      VALUE        LIVES
                                      ----------  --------------  ----------  ------------
DECEMBER 31, 1996
   Land                               $  179,860      $        -  $  179,860
   Leasehold improvements                521,822         166,968     354,854     3-15years
   Furniture, fixtures and equipment   1,317,528         837,297     480,231     2-15years
                                      ----------  --------------  ----------

                                      $2,019,210      $1,004,265  $1,014,945
                                      ==========  ==============  ==========



                                     F10

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



NOTE D - FACILITIES (CONTINUED)


                                                     ACCUMULATED                ESTIMATED
                                                  DEPRECIATION &    NET BOOK      USEFUL
                                         COST      AMORTIZATION      VALUE        LIVES
                                      ----------  --------------  ----------  ------------
DECEMBER 31, 1995
   Land                               $  178,361        $      -  $  178,361
   Leasehold improvements                503,903         128,865     375,038     3-15years
   Furniture, fixtures and equipment   1,252,658         656,129     596,529     2-15years
                                      ----------  --------------  ----------

                                      $1,934,922        $784,994  $1,149,928
                                      ==========  ==============  ==========



Other expenses for the years ended December 31, 1996, 1995 and 1994, include depreciation and amortization of facilities of $226,168, $231,118, and $221,264, respectively.


NOTE E - TIME DEPOSITS

Time deposits at December 31, 1996 totaled $22,122,439. Maturities of such deposits are as follows:

     Year Ending December 31,:

          1997                    $13,851,666
          1998                    $ 6,011,276
          1999                    $ 1,317,644
          2000                    $   376,534
          2001                    $   565,319


NOTE F - STOCK OPTION PLAN

Stockholders of the Company have approved a stock option plan. Under the provisions of the plan, 60,555 shares have been reserved to grant to directors, officers and other key personnel of the Bank.

Under this plan, the option price shall not be less than the greater of the fair market value or par value of the Bank's common stock at the time the options are granted. The period during which these options are exercisable is fixed by the Board of Directors at the time of the grant.

At December 31, 1996, no options had been granted under the plan.


NOTE G - REGULATORY CAPITAL MATTERS

The Federal Reserve Board and other bank regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. The main objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of banking organizations and to take into account the different risks among banking organizations' assets, liabilities and off-balance sheet items. Bank regulatory agencies have supplemented the risk-based capital standard with a leverage ratio for Tier I capital to total reported assets.

                                      F11

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996




NOTE G - REGULATORY CAPITAL MATTERS (CONTINUED)

Failure to meet the capital adequacy guidelines and the framework for prompt corrective actions could initiate actions by the regulatory agencies which could have a material effect on the financial statements.

As of December 31, 1996, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

                                                                                    TO BE WELL
                                                                                    CAPITALIZED
                                                                                   UNDER PROMPT
                                                          FOR CAPITAL            CORRECTIVE ACTION
                                   ACTUAL              ADEQUACY PURPOSES            PROVISIONS
                             ------------------      -----------------------    --------------------
                             AMOUNT       RATIO      >= AMOUNT      >= RATIO    >= AMOUNT   >= RATIO
                             ------       -----      ---------      --------    ---------   --------
                                                      (DOLLARS IN THOUSANDS)
As of December 31, 1996:
 Total Risk-Based Capital
 (to Risk-Weighted Assets)   $4,369       10.78%       $3,241        8.00%       $4,051     10.00%
 Tier I Capital
 (to Risk-Weighted Assets)   $3,868        9.55%       $1,620        4.00%       $2,431      6.00%
 Tier I Capital
 (to Adjusted Total Assets)  $3,868        7.17%       $2,159        4.00%       $2,698      5.00%
As of December 31, 1995:
 Total Risk-Based Capital
 (to Risk-Weighted Assets)   $4,204       11.06%       $2,910        8.00%       $3,638     10.00%
 Tier I Capital
 (to Risk-Weighted Assets)   $3,569        9.81%       $1,455        4.00%       $2,183      6.00%
 Tier I Capital
 (to Adjusted Total Assets)  $3,569        7.73%       $1,848        4.00%       $2,310      5.00%


NOTE H - OPERATING LEASES

The Bank's home office is located on property leased from a director of the Bank. The lease, which expired March 30, 1996, provided for annual base rentals of $165,000, with annual rent adjustments based on the Consumer Price Index.
The annual rental was increased from $196,518 to $204,378 effective April 1, 1995. The Bank continued to occupy the space on a month-to-month rental basis. On January 14, 1997, the premises were purchased by Valrico Bancorp, Inc. for approximately $1,683,000. The Bank's branch office is located on property leased from a director of the Bank. This lease expires March 31, 1997, and provides for annual rentals of $42,000. The Bank has the option to renew the lease for four additional three year terms at rentals to be negotiated at the time of the renewal. Rental expense under said leases was $246,378, $244,413 and $225,237 for each of the years ended December 31, 1996, 1995 and 1994, respectively.

The future minimum rental commitment for said leases at December 31, 1996, was $10,500.



                                     F12

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



NOTE I - RETIREMENT PLAN

In 1993, the Bank entered into deferred compensation agreements with four of its officers. The agreements provide for a flat annual retirement benefit at the time the employee participates in the agreement. The benefit may be increased by a cost of living adjustment annually and is to be paid for 15 years. Provisions under these agreements for 1996, 1995, and 1994 were $30,485, $19,416 and $19,416 respectively.


NOTE J - NON-INTEREST OPERATING EXPENSES

Other expenses for 1996, 1995 and 1994, were as follows:


                                             1996      1995      1994
                                           --------  --------  --------

         Advertising and public relations  $ 48,141  $ 46,297  $ 68,922
         Professional fees                   38,380    35,389    20,450
         Postage                             48,193    47,250    40,327
         Taxes                               84,657    89,505    63,871
         Insurance                           48,114   111,003   130,856
         Telephone                           30,393    19,012     4,875
         Other miscellaneous expenses       207,886   180,754   173,487
                                           --------  --------  --------

                                           $505,764  $529,210  $502,788
                                           ========  ========  ========


NOTE K - INCOME TAXES

The provision for income taxes is summarized as follows:

                                            YEAR ENDED DECEMBER 31,
                                        ------------------------------
                                          1996       1995       1994
                                        --------   --------   --------
        Current income taxes

           Federal                      $163,440   $147,564   $162,241
           State                           9,756     16,898      9,594
                                        --------   --------   --------
                                         173,196    164,462    171,835
        Deferred income taxes (credit)   (17,332)   (48,885)   (68,736)
                                        --------   --------   --------

                Income tax provision    $155,864   $115,577   $103,099
                                        ========   ========   ========




                                     F13

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



NOTE K - INCOME TAXES (CONTINUED)

A reconciliation of the income tax computed at the Federal statutory rate of 34% and the income tax provision shown on the statement of operations, follows:


                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 --------   --------   --------
Tax computed at statutory rate                   $171,311   $164,686   $115,413
Increase (decrease) resulting from:
   Valuation allowance                                  -    (31,000)     6,700
   Amortization of start-up cost                        -          -     (6,926)
   Tax exempt income                              (16,664)   (20,376)   (14,669)
   State income tax, net of Federal tax benefit    10,123      9,814      1,983
   Other                                           (8,906)    (7,547)       598
                                                 --------   --------   --------

       Income tax provision                      $155,864   $115,577   $103,099
                                                 ========   ========   ========



The components of the deferred income tax asset included in other assets are as follows:

                                                          DECEMBER 31,
                                                     -------------------
                                                      1996       1995
                                                     --------   --------
Deferred tax liability:
  Federal                                            $(72,585)  $(72,140)
  State                                                (7,742)    (7,695)
                                                     --------   --------
                                                      (80,327)   (79,835)
                                                     --------   --------
Deferred tax asset:
  Federal                                             166,915    163,816
  State                                                19,011     18,658
                                                     --------   --------
                                                      185,926    182,474
                                                     --------   --------

      Net deferred tax asset                         $105,599   $102,639
                                                     ========   ========



The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                       DECEMBER 31,
                                                    -------------------
                                                      1996       1995
                                                    --------   --------
Net unrealized holding losses on securities        $   8,578   $ 21,493
Depreciation                                         (16,872)   (15,658)
Cash to accrual adjustment                           (59,273)   (63,615)
Allowance for credit losses                          144,472    142,794
Deferred compensation                                 28,694     17,625
                                                    --------   --------

     Net deferred tax asset                         $105,599   $102,639
                                                    ========   ========





                                     F14

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



NOTE L - COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities follows:

                                                   DECEMBER 31,
                                            ----------------------
                                                1996       1995
                                            ----------  ----------
              Commitments to extend credit  $4,313,035  $2,463,088
              Standby letters of credit     $  330,550  $  234,083



The Bank uses the same credit policies in making commitments to extend credit and in issuing standby letters of credit as it does for extensions of credit shown on the balance sheets.

The Bank is party to litigation, outstanding commitments and other contingent liabilities arising in the normal course of business. In the opinion of management, the resolution of such matters will not have a material effect on the financial statements.

The Bank has a $1,000,000 line-of-credit with Independent Bankers Bank of Florida for the purchase of Federal funds.


NOTE M - CONCENTRATIONS OF CREDIT

Substantially all of the Bank's loans, commitments and standby letters of credit have been granted to customers in Hillsborough County, Florida. The concentrations of credit by type of loan are set forth in Note C. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.


NOTE N - RELATED PARTIES

The Bank holds loans and engages in transactions in the ordinary course of business with certain of the directors and senior officers of the Bank. Total loans to such persons and their affiliates amounted to $2,825,914 and $2,010,650 at December 31, 1996 and 1995, respectively. During 1996, originations of related party loans totaled $1,709,028 and payments on related party loans totaled $893,764.


NOTE O - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Short-term Investments:
       For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Investment Securities:
       For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.




                                     F15

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



NOTE O - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     LOANS RECEIVABLE:
       For loans subject to repricing and loans intended for sale within six months, fair value is estimated at the carrying amount plus accrued interest.

       The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     DEPOSIT LIABILITIES:
       The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of long-term fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Short-term Debt:
       For short-term debt, including accounts and demand notes payable, the carrying amount is a reasonable estimate of fair value.

The estimated fair values of the Bank's financial instruments at December 31, 1996, are as follows:


                                                 CARRYING        FAIR
                                                  AMOUNT        VALUE
                                                -----------  -----------
 FINANCIAL ASSETS
    Cash and short-term investments             $ 4,036,000  $ 4,036,000
    Investment securities                        10,400,000   10,426,000
    Loans                                        37,897,000   38,421,000
                                                -----------  -----------

       Total assets valued                      $52,333,000  $52,883,000
                                                ===========  ===========

 FINANCIAL LIABILITIES
    Deposits                                    $48,880,000  $48,939,000
    Short-term borrowings                         1,588,000    1,588,000
                                                -----------  -----------

       Total liabilities valued                 $50,468,000  $50,527,000
                                                ===========  ===========


NOTE P - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Valrico Bancorp, Inc. (parent only):

 CONDENSED BALANCE SHEETS AS OF DECEMBER 31:        1996         1995
                                                -----------  -----------

 ASSETS
    Cash                                        $     4,207  $    10,544
    Investment in subsidiary bank, net            3,847,703    3,535,025
    Other assets                                     47,094       49,907
                                                -----------  -----------
       Total                                    $ 3,899,004  $ 3,595,476
                                                ===========  ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
    Stockholders' equity                        $ 3,899,004  $ 3,595,476
                                                -----------  -----------
       Total                                    $ 3,899,004  $ 3,595,476
                                                ===========  ===========



                                     F16

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



NOTE P - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)


CONDENSED STATEMENTS OF OPERATIONS AND STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31:                                                         1996         1995
                                                                             ----------   ----------

Equity in net income of subsidiary bank:
   Distributed                                                               $   59,684   $  369,039
   Undistributed                                                                298,199            -
Other income                                                                          -          152
Other expenses                                                                   (9,892)        (398)
                                                                             ----------   ----------
       NET INCOME                                                               347,991      368,793

STOCKHOLDERS' EQUITY
   Beginning of year                                                          3,595,476    3,238,388
   Dividends paid                                                               (29,685)     (30,278)
   Stock redemption                                                             (29,258)     (39,025)
   Net change in unrealized holding losses on securities in subsidiary bank      14,480       57,598
                                                                             ----------   ----------
       End of year                                                           $3,899,004   $3,595,476
                                                                             ==========   ==========


CONDENSED STATEMENTS OF CASH FLOWS                                               1996         1995
YEAR ENDED DECEMBER 31:                                                       --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                $  347,991   $  368,793
   Adjustment to reconcile net income to net
     cash provided by operating activities:
       Equity in undistributed earnings (loss) of subsidiary                   (298,199)    (369,039)
       Deferred income taxes                                                     (5,638)         145
       Amortization                                                               9,952            -
       Other                                                                     (1,500)      10,645
                                                                             ----------   ----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                 52,606       10,544
                                                                             ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Redemption of common stock                                                   (29,258)           -
   Cash dividend on common stock                                                (29,685)           -
                                                                             ----------   ----------
       NET CASH USED IN FINANCING ACTIVITIES                                    (58,943)           -
                                                                             ----------   ----------

   NET INCREASE (DECREASE) IN CASH                                               (6,337)      10,544
       Cash at beginning of year                                                 10,544            -
                                                                             ----------   ----------

       Cash at end of year                                                   $    4,207   $   10,544
                                                                             ==========   ==========









                                     F17

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES



    To the Board of Directors and Stockholders of Valrico Bancorp, Inc. and Subsidiary


    The audit referred to in our opinion dated February 10, 1997, on the financial statements of Valrico Bancorp, Inc. and subsidiary as of December 31, 1996 and December 31, 1995, and for each of the three years in the period ended December 31, 1996, including examination of the related supplemental financial schedules II and III, which, when considered in relation to the basic financial statements, presents fairly in all material respects, the information shown therein.


                                             Rex Meighen & Company
                                             --------------------------
                                             Certified Public Accountants

    Tampa, Florida
    February 10, 1997

                                 SCHEDULE II
               LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
             HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS



YEAR ENDED DECEMBER 31, 1996.

                                             DEDUCTIONS
                                             ----------
                           BALANCE                                       BALANCE
                          BEGINNING                                       END OF
NAME OF                   OF PERIOD               AMOUNTS    AMOUNTS      PERIOD
BORROWER                   1-01-96   ADDITIONS   COLLECTED  CHARGED OFF   12-31-96
-----------------------  ----------  ----------  ---------  -----------  ----------
J. E. MCLEAN & SONS (1)  $  219,952  $        0   $ 10,000           $0  $  209,952
J. E. MCLEAN & SONS (2)      34,995           0      5,000            0      29,995
J. E. MCLEAN & SONS (3)      25,000           0          0            0      25,000
J. E. MCLEAN & SONS          20,525           0     20,525            0           0
J. E. MCLEAN & SONS          25,000           0     25,000            0           0
J. E. MCLEAN & SONS (4)           0      25,000          0            0      25,000
J. E. MCLEAN & SONS (5)           0      29,000          0            0      29,000

C. DENNIS CARLTON (6)       165,000           0     11,000            0     154,000
C. DENNIS CARLTON (7)        37,718           0      1,728            0      35,990
C. DENNIS CARLTON (8)             0      50,000          0            0      50,000
C. DENNIS CARLTON (9)             0      15,103      3,771            0      11,332
R. F. KUSTOM HOMES           42,700           0     42,700            0           0
R. F. KUSTOM HOMES           56,800           0     56,800            0           0
R. F. KUSTOM HOMES           43,624           0     43,624            0           0
R. F. KUSTOM HOMES            2,298     114,902    117,200            0           0

HOLMBERG FARMS     (10)     193,000      57,000    250,000            0           0

5 DIRECTORS & OFFICERS    1,144,038   1,418,023    306,416            0   2,255,645
                         ----------  ----------  ---------  -----------  ----------

TOTALS                   $2,010,650  $1,709,028   $893,764           $0  $2,825,914
                         ==========  ==========  =========  ===========  ==========



NOTES
-----

(1) MCLEAN & SONS                             (2) MCLEAN & SONS
ORIGINAL DATE:  OCTOBER 4, 1991                   ORIGINAL DATE:  OCTOBER 1, 1991
MATURITY:       MAY 10, 2000                      MATURITY:       MAY 10, 2000
RATE:           PRIME PLUS 1                      RATE:           PRIME PLUS 1
TERMS:          INTEREST MONTHLY WITH ANNUAL      TERMS:          INTEREST MONTHLY WITH ANNUAL
                PRINCIPAL PAYMENTS                                PRINCIPAL PAYMENTS

COLLATERAL:     FIRST MORTGAGE                    COLLATERAL:     SECOND MORTGAGE


(3) MCLEAN & SONS                             (4) MCLEAN & SONS

ORIGINAL DATE:  SEPTEMBER 23, 1993                ORIGINAL DATE:  JULY 19, 1995
MATURITY:       NOVEMBER 22, 1997                 MATURITY:       APRIL 15, 1997
RATE:           PRIME PLUS 1.5                    RATE:           PRIME PLUS 1
TERMS:          INTEREST MONTHLY                  TERMS:          PRINCIPAL & INTEREST
                                                                  AT MATURITY

COLLATERAL:     UNSECURED                         COLLATERAL:     ACCOUNTS RECEIVABLE/INVENTORY


(5) MCLEAN & SONS                                  (6) C. DENNIS CARLTON
       ORIGINAL DATE:  JULY 1, 1996                        ORIGINAL DATE:  JANUARY 16, 1990
       MATURITY:       DECEMBER 31, 1996                   MATURITY:       FEBRUARY 29, 2000
       RATE:           PRIME PLUS 1                        RATE:           PRIME PLUS 1
       TERMS:          PRINCIPAL & INTEREST                TERMS:          INTEREST MONTHLY WITH ANNUAL
                       AT MATURITY                                         PRINCIPAL PAYMENTS

       COLLATERAL:     ACCOUNTS RECEIVABLE/INVENTORY       COLLATERAL:     FIRST MORTGAGE

(7) C. DENNIS CARLTON                              (8) C. DENNIS CARLTON
       ORIGINAL DATE:  JUNE 28, 1995                       ORIGINAL DATE:  FEBRUARY 26, 1996
       MATURITY:       JUNE 28, 1999                       MATURITY:       MARCH 26, 1997
       RATE:           10%                                 RATE:           PRIME PLUS 1
       TERMS:          PRINCIPAL & INTEREST                TERMS:          INTEREST MONTHLY
                       AT MATURITY

       COLLATERAL:     FIRST MORTGAGE                      COLLATERAL:     UNSECURED

(9) CARLTON & CARLTON                              (10) HOLMBERG FARMS

       ORIGINAL DATE:  FEBRUARY 1, 1996                    ORIGINAL DATE:  OCTOBER 30, 1995
       MATURITY:       FEBRUARY 5, 1999                    MATURITY:       APRIL 30, 1996
       RATE:           8%                                  RATE:           PRIME PLUS 1
       TERMS:          PRINCIPAL & INTEREST MONTHLY        TERMS:          INTEREST MONTHLY
       COLLATERAL:     AUTOMOBILE                          COLLATERAL:     UNSECURED

                                 SCHEDULE II
               LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS


YEAR ENDED DECEMBER 31, 1995.

                                                 DEDUCTIONS
                                                 ----------
                           BALANCE                                         BALANCE
                          BEGINNING                                        END OF
NAME OF                   OF PERIOD               AMOUNTS     AMOUNTS      PERIOD
BORROWER                   1-01-95   ADDITIONS   COLLECTED  CHARGED OFF   12-31-95
-----------------------  ----------  ----------  ---------  -----------  ----------
J. E. MCLEAN & SONS (1)  $  229,952  $        0  $  10,000  $         0  $  219,952
J. E. MCLEAN & SONS (2)      39,995           0      5,000            0      34,995
J. E. MCLEAN & SONS (3)      25,000           0          0            0      25,000
J. E. MCLEAN & SONS (4)           0      25,000      4,475            0      25,525
J. E. MCLEAN & SONS (5)           0      25,000          0            0      25,000

C. DENNIS CARLTON                 0      25,000     25,000            0           0
C. DENNIS CARLTON (6)       176,000           0     11,000            0     165,000
C. DENNIS CARLTON (7)             0      38,576        858            0      37,718
C. DENNIS CARLTON (8)             0      42,700          0            0      42,700
C. DENNIS CARLTON (9)             0      56,800          0            0      56,800
R. F. KUSTOM HOMES (10)           0      43,624          0            0      43,624
R. F. KUSTOM HOMES (11)           0       2,298          0            0       2,298
R. F. KUSTOM HOMES                0      59,400     59,400            0           0
R. F. KUSTOM HOMES                0      31,983     31,983            0           0
R. F. KUSTOM HOMES                0      43,916     43,916            0           0
R. F. KUSTOM HOMES                0      56,440     56,440            0           0
R. F. KUSTOM HOMES                0      75,000     75,000            0           0
R. F. KUSTOM HOMES                0      96,103     96,103            0           0
R. F. KUSTOM HOMES                0      47,500     47,500            0           0

HOLMBERG FARMS     (12)           0     193,000          0            0     193,000


6 DIRECTORS & OFFICERS    1,291,453     304,403    451,818            0   1,144,038
                         ----------  ----------  ---------  -----------  ----------

TOTALS                   $1,762,400  $1,166,743  $ 918,493  $         0  $2,010,650
                         ==========  ==========  =========  ===========  ==========

                                 SCHEDULE II
               LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
             HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS


YEAR ENDED DECEMBER 31, 1994.


                                              DEDUCTIONS
                                              ----------
                           BALANCE                                       BALANCE
                         BEGINNING                                       END OF
NAME OF                  OF PERIOD              AMOUNTS     AMOUNTS      PERIOD
BORROWER                   1-01-94  ADDITIONS  COLLECTED  CHARGED OFF   12-31-94
--------                 ---------  ---------  ---------  -----------  ----------

J. E. MCLEAN & SONS (1)  $  239,963  $        0  $   10,011  $      0  $  229,952
J. E. MCLEAN & SONS (2)      45,000           0       5,005         0      39,995
J. E. MCLEAN & SONS (3)      25,000           0           0         0      25,000


R. F. KUSTOM HOMES

 OF BRANDON, INC.           120,000           0     120,000         0           0
C. DENNIS CARLTON            24,660           0      24,660         0           0
C. DENNIS CARLTON (4)       187,000           0      11,000         0     176,000
C. DENNIS CARLTON            51,672           0      51,672         0           0
C. DENNIS CARLTON            10,000           0      10,000         0           0
R. F. KUSTOM HOMES                0      52,317      52,317         0           0
R. F. KUSTOM HOMES                0      50,452      50,452         0           0
R. F. KUSTOM HOMES                0      52,316      52,316         0           0
R. F. KUSTOM HOMES                0      49,447      49,447         0           0


9 DIRECTORS & OFFICERS    1,120,110   1,868,691   1,697,348         0   1,291,453
                         ----------  ----------  ----------  --------  ----------

TOTALS                   $1,823,405  $2,073,223  $2,134,228  $      0  $1,762,400
                         ==========  ==========  ==========  ========  ==========

                                 SCHEDULE III
                    LOANS AND LEASE FINANCING RECEIVABLES
                                (IN THOUSANDS)




                                     YEAR ENDED DECEMBER 31,                  1996       1995       1994
                                                                            --------    -------   --------
1. LOANS SECURED BY REAL ESTATE:

   A. CONSTRUCTION AND LAND DEVELOPMENT                                     $ 1,324      $   317    $   104
   B. SECURED BY FARMLAND (INCLUDING FARM RESIDENTIAL AND OTHER
         IMPROVEMENTS)                                                        3,361        3,784      3,311
   C. SECURED BY 1 - 4 FAMILY RESIDENTIAL PROPERTIES:
     (1) REVOLVING, OPEN-END LOANS SECURED BY 1 - 4 FAMILY RESIDENTIAL
                             PROPERTIES AND EXTENDED UNDER LINES OF CREDIT        0            0          0
     (2) ALL OTHER LOANS SECURED BY 1-4 FAMILY RESIDENTIAL PROPERTIES:
                    (A)SECURED BY FIRST LIENS                                 5,741        4,549      4,542
                    (B)SECURED BY JUNIOR LIENS                                  744        1,069        963
          D.SECURED BY MULTIFAMILY (5 OR MORE) RESIDENTIAL PROPERTIES           821          823        388
          E.SECURED BY NON-FARM NONRESIDENTIAL PROPERTIES                    12,710       11,445     10,048
2. LOANS TO DEPOSITORY INSTITUTIONS                                               3            0          0

3. LOANS TO FINANCE AGRICULTURAL PRODUCTION AND OTHER LOANS TO FARMERS        3,108        2,959      2,682

4. COMMERCIAL AND INDUSTRIAL LOANS                                            5,828        4,356      3,191

5. ACCEPTANCE OF OTHER BANKS                                                      0            0          0

6. LOANS TO INDIVIDUALS FOR HOUSEHOLD, FAMILY, AND OTHER PERSONAL EXPENDITURES
     (I.E., CONSUMER LOANS) (INCLUDES PURCHASE PAPER):
    A. CREDIT CARDS AND RELATED PLANS (INCLUDES CHECK CREDIT AND OTHER
       REVOLVING CREDIT PLANS)                                                  221          291        184
    B. OTHER (INCLUDES SINGLE PAYMENT, INSTALLMENT, AND ALL STUDENT LOANS)    4,471        3,992      3,988

7. OBLIGATIONS (OTHER THAN SECURITIES AND LEASES) OF STATES AND POLITICAL
SUBDIVISIONS

     IN THE U. S. (INCLUDES NON-RATED INDUSTRIAL DEVELOPMENT OBLIGATIONS:
          A.TAXABLE OBLIGATIONS                                                   0            0          0
          B.TAX-EXEMPT OBLIGATIONS                                                0            0          0

8.   ALL OTHER LOANS (EXCLUDE CONSUMER LOANS)                                   102          124        138

9.   LEASE FINANCING RECEIVABLES (NET OF UNEARNED INCOME)                         0            0          0

10.  LESS:  ANY UNEARNED INCOME ON LOANS REFLECTED IN ITEMS 1 - 8 ABOVE         (36)         (26)       (24)
                                                                           ---------     --------   --------
11.  TOTAL LOANS AND LEASES, NET OF UNEARNED INCOME (SUM OF ITEMS
      1 THROUGH 9 MINUS ITEM 10)                                           $ 38,398      $33,683    $29,515
                                                                           ========      =======    =======


                                 SCHEDULE IV
                          BANK PREMISES AND EQUIPMENT





PLEASE REFERENCE NOTES TO FINANCIAL STATEMENTS

NOTE D - FACILITIES

                                  SCHEDULE V
             INVESTMENT IN, INCOME FROM DIVIDENDS, AND EQUITY IN
         EARNINGS OR LOSSES, OF SUBSIDIARIES AND ASSOCIATED COMPANIES




NOT APPLICABLE

                                 SCHEDULE VI
                      ALLOWANCE FOR POSSIBLE LOAN LOSSES





PLEASE REFERENCE NOTES TO FINANCIAL STATEMENTS

NOTE C - LOANS

REPORTS ON FORM 8-K


No reports on Form 8-K were filed during the quarter ended December 31, 1996.

EXHIBITS

        (1)             Articles of Incorporation of the Company (a)

        (3)(ii)         Bylaws of the Company (a)

       (10)(a)          Lease - Valrico State Bank building (b)

           (b)          Lease - Valrico State Bank - Brandon Office (b)

           (c)          Valrico State Bank Stock Option Plan (b)

           (d) Employment Agreement for Larry R. Tracy, President of registrant(a)

       (21)             Valrico State Bank (b)


           (a) Incorporated by reference to the Company's Registration Statement #33-90524 on Form S-4 for the registrant.

           (b) Incorporated by reference to the Company's December 31, 1995 Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.


By:  /s/ Larry R. Tracy                   By:  /s/ Jerry L. Ball
   --------------------------------           ---------------------------------
    Larry R. Tracy, President & CEO            Jerry L. Ball, Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 28, 1997.

Signatures                                Titles

/s/ J. E. "Bob" McLean, III               Chairman of the Board
--- -----------------------
    J. E. "Bob" McLean, III

/s/ Larry R. Tracy                        President and Director
--- -----------------------
    Larry R. Tracy

/s/ C. Dennis Carlton                     Director
--- -----------------------
    C. Dennis Carlton

/s/ H. Leroy English                      Director
--- -----------------------
    H. Leroy English

/s/ Gregory L. Henderson                  Director
--- -----------------------
    Gregory L. Henderson

/s/ Douglas A. Holmberg                   Director
--- ------------------------
    Douglas A. Holmberg

/s/ Charles E. Jennings, Jr.              Director
--- ------------------------
    Charles E. Jennings, Jr.

/s/ J."Bill" Noriega, Jr.                 Director
--- -------------------------
    J. "Bill" Noriega, Jr.

/s/ Ann M. Winter                         Director
--- -------------------------
    Ann M. Winter

/s/ LeVaughn Amerson                      Director
--  -------------------------
    LeVaughn Amerson