Form 10-Q
period 1997-03-31
VALRICO BANCORP INC
filed 1997-05-13
CIK 942789

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE AT OF 1934


                      For Quarter Ended MARCH 31, 1997

               COMMISSION FILE NUMBER 33 ACT FILE NO.-33-90524
                                      ------------------------

                            VALRICO BANCORP, INC.
                            ---------------------
           (Exact name of registrant as specified in its Charter)


            (FLORIDA)                             65-0553757
            ---------                             ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


              1815 EAST STATE ROAD 60, VALRICO, FLORIDA  33594
              ------------------------------------------------
            (Address of principal executive offices and zip code)


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
(1) Yes   X       (2) No
        -----            -----



AS OF MARCH 31, 1997, THERE WERE 296,845 SHARES OF COMMON STOCK OUTSTANDING.

                            VALRICO BANCORP, INC.


                                    INDEX

PART I.  FINANCIAL INFORMATION                                  PAGE NUMBER

Item 1.  Financial Statements:

         Consolidated balance sheets - March 31, 1997
         and December 31, 1996                                        3


         Consolidated statements of income - Three months
         ended March 31, 1997 and 1996                                4

         Consolidated statement of shareholders' equity -
         Three months ended March 31, 1997 and 1996                   5

         Consolidated statements of cash flows - Three months
         ended March 31, 1997 and 1996                                6

         Notes to consolidated financial statements                   7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8


PART II. OTHER INFORMATION                                           10


SIGNATURES                                                           11

                            VALRICO BANCORP, INC.
                         CONSOLIDATED BALANCE SHEETS


                                                     MARCH 31,     DECEMBER 31,
                                                        1997          1996
                                                        ----          ----
                                                    (Unaudited)
                                    ASSETS
Cash and non-interest bearing deposits             $  4,877,255    $  3,677,677
Federal funds sold                                    1,937,000         358,000
Securities available-for-sale                         7,077,434       7,159,983
Securities held-to-maturity                           3,007,407       3,240,390
Loans                                                37,966,925      37,897,300
Facilities                                            2,671,942       1,014,945
Other real estate                                        42,587               -
Accrued interest receivable                             395,512         416,178
Other assets                                          1,150,204       1,154,347
                                                   ------------    ------------

          Total assets                             $ 59,126,266    $ 54,918,820
                                                   ============    ============

                                 LIABILITIES

Deposits:
  Demand deposits                                  $  9,676,683    $  8,557,352
  NOW accounts                                        9,269,448       8,749,942
  Money market accounts                               3,744,828       3,392,591
  Savings accounts                                    5,758,614       6,053,476
  Time, $100,000 and over                             5,059,417       4,455,087
  Other time deposits                                17,802,313      17,667,352
                                                   ------------    ------------

          Total deposits                             51,311,303      48,875,800

Federal funds purchased                               1,000,000       1,100,000
Securities sold under agreements to repurchase          604,161         487,882
Accounts payable and accrued liabilities                527,594         556,134
Mortgage payable                                      1,304,774               -
Loan payable                                            400,000               -
                                                   ------------    ------------

          Total liabilities                          55,147,832      51,019,816
                                                   ------------    ------------


Commitments and contingencies


                             STOCKHOLDERS' EQUITY

Common stock, no par value, authorized 1,000,000
 shares, issued and outstanding 296,845 shares          296,845         296,845
Capital surplus                                       2,354,193       2,354,193
Retained earnings                                     1,372,809       1,269,111
Net unrealized holding losses on securities             (45,413)        (21,145)
                                                   ------------    ------------

         Total stockholders' equity                   3,978,434       3,899,004
                                                   ------------    ------------

       Total liabilities and stockholders' equity  $ 59,126,266    $ 54,918,820
                                                   ============    ============

See Accompanying Notes to Consolidated Financial Statements

                            VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)



                                                 THREE MONTHS ENDED MARCH 31,
                                                -----------------------------
                                                   1997             1996
                                                ----------       ----------
Interest income:
 Interest and fees on loans                     $  903,472       $  836,272
 Interest on investment securities                 160,253          111,773
 Income on Federal funds sold                       15,607           62,366
                                                 ---------        ---------
      Total interest income                      1,079,332        1,010,411
                                                 ---------        ---------
Interest expense:
 Interest on deposits                              377,914          375,943
 Interest on Federal funds purchased and
  securities sold under agreements
  to repurchase                                     17,828            2,988
                                                 ---------        ---------
      Total interest expense                       395,742          378,931
                                                 ---------        ---------
      Net interest income                          683,590          631,480
Provision for loan losses                           30,000           35,000
                                                 ---------        ---------
    Net interest income after provision
     for loan losses                               653,590          596,480
                                                 ---------        ---------
Other income:
 Service charges on deposit accounts                92,083           77,394
 Miscellaneous income                               23,872           20,294
                                                 ---------        ---------
      Total other income                           115,955           97,688
                                                 ---------        ---------
Other expenses:
 Salaries and employee benefits                    287,493          287,875
 Occupancy expense                                  81,148           94,521
 Equipment expense                                  62,477           68,639
 Stationery, printing and supplies                  19,804           19,527
 Miscellaneous expenses                            148,252          130,589
                                                 ---------        ---------
      Total other expenses                         599,174          601,151
                                                 ---------        ---------

Income before income taxes                         170,371           93,017
Income taxes                                        66,673           33,421
                                                 ---------        ---------

Net income                                       $ 103,698        $  59,596
                                                 =========        =========

Per share information:
 Average shares outstanding                        296,845          299,279
                                                 =========        =========

Net income per share                             $     .35        $    0.20
                                                 =========        =========



See Accompanying Notes to Consolidated Financial Statements

                            VALRICO BANCORP, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)




                                                                  NET UNREALIZED      TOTAL
                                  COMMON     CAPITAL    RETAINED  HOLDING LOSSES  STOCKHOLDERS'
                                   STOCK     SURPLUS    EARNINGS   ON SECURITIES     EQUITY
                                --------  ----------  ----------  --------------  ------------

Balance, December 31, 1996      $296,845  $2,354,193  $1,269,111  $     (21,145)  $  3,899,004

  Net income                           -           -     103,698              -        103,698
  Net change in net unrealized
  holding losses on securities         -           -           -        (24,268)      (24,268)
                                --------  ----------  ----------  --------------  ------------

Balance, March 31, 1997         $296,845  $2,354,193  $1,372,809  $     (45,413)  $  3,978,434
                                ========  ==========  ==========  ==============  ============


Balance, December 31, 1995      $299,279  $2,323,160  $1,008,662  $     (35,625)  $  3,595,476

  Net income                           -           -      59,596               -        59,596
  Net change in net unrealized
  holding losses on securities         -           -           -        (18,076)      (18,076)
                                --------  ----------  ----------  --------------  ------------

Balance, March 31, 1996         $299,279  $2,323,160  $1,068,258  $     (53,701)  $  3,636,996
                                ========  ==========  ==========  ==============  ============


See Accompanying Notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1997          1996
                                                     -----------   -----------
Cash flows from operating activities:
  Net income                                         $   103,698   $    59,596
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Provision for loan losses                             30,000        35,000
    Depreciation and amortization                         57,866        50,608
    Net amortization (accretion) of investments
    security premiums and discounts                        3,616        (1,636)
    (Increase) decrease in assets:
      Accrued interest receivable                         20,666       (14,072)
      Other assets                                         1,655         3,325
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities           (28,540)     (238,765)
                                                     -----------   -----------
          Net cash provided by (used in) operating
           activities                                    188,961      (105,944)
                                                     -----------   -----------

Cash flows from investing activities:
  Securities available for sale:
    Purchase of investment securities                    (16,000)     (503,985)
    Proceeds from maturities of investment securities     50,590     1,054,297
  Securities to be held to maturity:
   Purchase of investment securities                           -             -
   Proceeds from maturities of investment securities     253,058       132,463
  (Increase) decrease in deferred income tax                   -        (6,171)
  (Increase) decrease in Federal funds sold           (1,579,000)   (4,316,000)
  Net (increase) decrease in loans                      (142,212)      321,033
  Purchase of facilities                              (1,712,375)       (2,542)
  Other real estate                                            -       178,272
                                                     -----------   -----------


             Net cash used in investing activities    (3,145,939)   (3,142,633)
                                                     -----------   -----------

Cash flows from financing activities:
  Increase in deposits                                 2,435,503     4,381,893
  Decrease in Federal funds purchased                   (100,000)            -
  Net increase in securities sold under
   agreements to repurchase                              116,279         8,451
  Net increase in notes payable                        1,704,774             -
                                                     -----------   -----------

     Net cash provided by financing activities         4,156,556     4,390,344
                                                     -----------   -----------

Net increase in cash                                   1,199,578     1,141,767

Cash, beginning of period                              3,677,677     2,327,055
                                                     -----------   -----------

Cash, end of period                                  $ 4,877,255   $ 3,468,822
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest                                          $   447,621   $   530,213
   Income taxes                                      $    12,602   $    96,643


See Accompanying Notes to Consolidated Financial Statements

                            VALRICO BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                MARCH 31, 1997



BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments (consisting of normal recurring entries) have been made for a fair presentation of the accompanying unaudited consolidated financial statements. These financial statements rely, in part, on estimates. The results for the period are not necessarily indicative of the results to be expected for the entire year.

Valrico Bancorp, Inc., a one-bank holding company, acquired 100% of the common stock of Valrico State Bank as of May 31, 1995 in a transaction accounted for similar to a pooling of interests. Therefore, the unaudited consolidated financial statements include the accounts of Valrico Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Valrico State Bank (the Bank). Significant intercompany balances and transactions have been eliminated in consolidation.

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 296,845 shares as of March 31, 1997, and 299,279 as of March 31, 1996.

                            VALRICO BANCORP, INC.



         MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is approaching its eighth full year of operation. During the first quarter for the three months ended March 31, 1997, the Bank experienced a growth in deposits with an increase of $2,435,503 or 4.98%. Demand deposits, primarily non-interest bearing, had the highest percentage of growth at 13.08%, or an increase of $1,119,331 in the first quarter ended March 31, 1997.

Loan growth increase $69,625 or .18% for the first quarter ended March 31, 1997. Loan demand had softened compared to the previous quarter ended December 31, 1996. Agricultural lines of credit, which are normally drawn against during this period, actually experienced a decline in outstandings. However, loan demand appears to have improved near the end of the first quarter. The allowance for credit losses at March 31, 1997 was $532,816 compared to $500,504 at December 31, 1996. The Bank had $2,000 in charge-offs and had recoveries in the amount of $4,312 during the three months ended March 31, 1997, and has three nonperforming loans totaling $231,848 or .61% of total loans at March 31, 1997. A total of $30,000 was expensed for provision for loan losses in the first quarter. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $232,000 and $297,000 at March 31, 1997 and 1996, respectively. Loans 90 days or more past due amounted to $27,000 and $261,000 at March 31, 1997 amd 1996, respectively. There were no restructured loans at March 31, 1997 and 1996. The following table sets forth a summary of loan loss experience:

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                        MARCH 31,  DECEMBER 31,

                                                          1997         1996
                                                        --------     ---------

Balance at beginning of period                          $500,504     $ 491,563
                                                        --------     ---------
Charge-offs:
  Commercial, financial and agricultural                       -       189,491
  Real estate-construction                                     -             -
  Real estate-mortgage                                         -             -
  Installment loans to individuals                         2,000        14,875
  Lease financing                                              -             -
                                                        --------     ---------
                                                           2,000       204,366
                                                        --------     ---------

Recoveries:
  Commercial, financial and agricultural                   3,987        30,656
  Real estate-construction                                     -             -
  Real estate-mortgage                                         -             -
  Installment loans to individuals                           325         1,207
  Lease financing                                              -             -
                                                        --------     ---------
                                                           4,312        31,863
                                                        --------     ---------

Net Charge-offs                                            2,312      (172,503)
Additions charged to operations                           30,000       181,444
                                                        --------     ---------
Balance at end of period                                $532,816     $ 500,504
                                                        ========     =========

Ratio of net-charge offs during the period
 to average loans outstanding during the
 period                                                    0.00%         0.46%
                                                        ========     =========

                            VALRICO BANCORP, INC.



          MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION (CONTINUED)

Consolidated net income for the first quarter was $103,698 or $.35 per share which compares to $59,596 or $.20 per share for the first quarter of 1996. This represents an increase over the comparable quarter of $44,102 which is attributable mostly to an increase in loans and related revenues.

Salaries and benefits represent 48.0% of non-interest expenses for the three months ended March 31, 1997, compared to 47.8% for the three months ended March 31, 1996. Salary expense for the three months ended March 31, 1997 decreased
 .1% over the same period for 1996.

The Tier I capital ratio was 7.23% and the total capital ratio was 8.16% at March 31, 1997. The Tier I capital to total risk-weighted assets ratio was 9.73% and total capital to total risk-weighted assets ratio was 10.98% at March 31, 1997.

                            VALRICO BANCORP, INC.




PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed for the quarter ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on April 30, 1997 on its behalf by the undersigned thereunto duly authorized.




                                   VALRICO BANCORP, INC.


                                   By: \s\ Larry R. Tracy
                                      ---------------------------------------
                                       Larry R. Tracy
                                       President and Chief Executive Officer



                                   By: \s\ Jerry L. Ball
                                      ---------------------------------------
                                       Jerry L. Ball
                                       Vice President