Form 10-Q
period 1997-06-30
VALRICO BANCORP INC
filed 1997-08-14
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended JUNE 30, 1997

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
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)

                1815 EAST STATE ROAD 60, VALRICO, FLORIDA 33594
                -----------------------------------------------
             (Address of principal executive offices and zip code)


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

(1) Yes  X    (2) No
        ---           ---


  AS OF JUNE 30, 1997, THERE WERE 296,845 SHARES OF COMMON STOCK OUTSTANDING.

                             VALRICO BANCORP, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION                                      Page Number
-----------------------------                                      -----------


Item 1. Financial Statements:

        Consolidated balance sheets - June 30, 1997
        and December 31, 1996                                           3

        Consolidated statements of income - Three months
        ended June 30, 1997 and 1996; Six months ended
        June 30, 1997 and 1996                                          4

        Consolidated statements of shareholders' equity -
        Six months ended June 30, 1997 and 1996                         5

        Consolidated statements of cash flows - Six months
        ended June 30, 1997 and 1996                                    6

        Notes to consolidated financial statements                      7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             8

PART II. OTHER INFORMATION                                             10
--------------------------

SIGNATURES                                                             11
----------

                             VALRICO BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,       DECEMBER 31,
                                                           1997             1996
                                                         --------       ------------
                                                        (Unaudited)
                                     ASSETS
Cash and non-interest bearing deposits                  $ 4,497,280     $ 3,677,677
Federal funds sold                                        2,645,000         358,000
Securities available-for-sale                             7,303,801       7,159,983
Securities held-to-maturity                               2,717,110       3,240,390
Loans                                                    39,515,400      37,897,300
Facilities                                                2,633,310       1,014,945
Other real estate                                           131,750           -
Accrued interest receivable                                 365,112         416,178
Other assets                                              1,234,895       1,154,347
                                                        -----------     -----------
        Total assets                                    $61,043,658     $54,918,820
                                                        ===========     ===========

                                  LIABILITIES
Deposits:
  Demand deposits                                       $10,302,615     $ 8,557,352
  NOW accounts                                            9,629,529       8,749,942
  Money market accounts                                   4,425,353       3,392,591
  Savings accounts                                        6,044,461       6,053,476
  Time, $100,000 and over                                 5,460,903       4,455,087
  Other time deposits                                    17,419,124      17,667,352
                                                        -----------     -----------
        Total deposits                                   53,281,985      48,875,800

Federal funds purchased                                   1,000,000       1,100,000
Securities sold under agreements to repurchase              483,331         487,882
Accounts payable and accrued liabilities                    555,980         556,134
Mortgage payable                                          1,294,260            -
Loan payable                                                400,000            -
                                                        -----------     -----------
        Total liabilities                                57,015,556      51,019,816
                                                        -----------     -----------
Commitments and contingencies

                              STOCKHOLDERS' EQUITY
Common stock, no par value, authorized 1,000,000
 shares, issued and outstanding 296,845 shares              296,845         296,845
Capital surplus                                           2,354,193       2,354,193
Retained earnings                                         1,404,311       1,269,111
Net unrealized holding losses on securities                 (27,247)        (21,145)
                                                        -----------     -----------
        Total stockholders' equity                        4,028,102       3,899,004
                                                        -----------     -----------
        Total liabilities and stockholders' equity      $61,043,658     $54,918,820
                                                        ===========     ===========

See Accompanying Notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                              ---------------------------     --------------------------
                                                 1997            1996            1997           1996
                                              ----------      ----------      ----------      ----------
Interest income:
  Interest and fees on loans                  $  942,440      $  828,544      $1,845,912      $1,664,816
  Interest on investment securities              161,408         156,003         321,661         267,776
  Income on Federal funds sold                    49,611          61,292          65,218         123,658
                                              ----------      ----------      ----------      ----------
        Total interest income                  1,153,459       1,045,839       2,232,791       2,056,250
                                              ----------      ----------      ----------      ----------
Interest expense:
  Interest on deposits                           412,694         373,689         790,608         749,632
  Interest on Federal funds purchased and
   securities sold under agreements
   to repurchase                                  12,011           4,203          29,839           7,191
                                              ----------      ----------      ----------      ----------
        Total interest expense                   424,705         377,892         820,447         756,823
                                              ----------      ----------      ----------      ----------
        Net interest income                      728,754         667,947       1,412,344       1,299,427

Provision for loan losses                         90,000          20,000         120,000          55,000
                                              ----------      ----------      ----------      ----------
      Net interest income after
       provision for loan losses                 638,754         647,947       1,292,344       1,244,427
                                              ----------      ----------      ----------      ----------
Other income:
  Service charges on deposit accounts             98,762          85,818         190,845         163,212
  Miscellaneous income                            11,556          21,807          35,428          42,101
                                              ----------      ----------      ----------      ----------
        Total other income                       110,318         107,625         226,273         205,313
                                              ----------      ----------      ----------      ----------
Other expenses:
  Salaries and employee benefits                 355,193         292,796         642,686         580,671
  Occupancy expense                               88,818          94,720         169,966         189,241
  Equipment expense                               62,010          67,925         124,487         136,564
  Stationery, printing and supplies               20,937          22,916          40,741          42,443
  Miscellaneous expenses                         168,991         125,515         317,243         256,104
                                              ----------      ----------      ----------      ----------
        Total other expenses                     695,949         603,872       1,295,123       1,205,023
                                              ----------      ----------      ----------      ----------

Income before income taxes                        53,123         151,700         223,494         244,717
Income taxes                                      21,621          60,500          88,294          93,921
                                              ----------      ----------      ----------      ----------
Net income                                    $   31,502      $   91,200      $  135,200      $  150,796
                                              ==========      ==========      ==========      ==========
Per share information:
  Average shares outstanding                     296,845         297,345         296,845         297,345
                                              ==========      ==========      ==========      ==========
  Net income per share                        $     0.11      $     0.31      $     0.46      $     0.51
                                              ==========      ==========      ==========      ==========

See Accompanying Notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                NET UNREALIZED          TOTAL
                                COMMON          CAPITAL         RETAINED        HOLDING LOSSES       STOCKHOLDERS'
                                 STOCK          SURPLUS         EARNINGS         ON SECURITIES          EQUITY
                                ------          -------         --------        --------------       -------------


Balance, December 31, 1996      $296,845        $2,354,193      $1,269,111        $(21,145)            $3,899,004

  Net income                          --                --         135,200              --                135,200

  Net change in net unrealized
    holding losses on securities      --                --              --          (6,102)                (6,102)
                                --------        ----------      ----------        --------             ----------

Balance, June 30, 1997          $296,845        $2,354,193      $1,404,311        $(27,247)            $4,028,102
                                ========        ==========      ==========        ========             ==========

Balance, December 31, 1995      $299,279        $2,323,160      $1,008,662        $(35,625)            $3,595,476

  Net income                          --                --         150,796              --                150,796
  Net change in net unrealized
    holding losses on securities      --                --              --         (54,567)               (54,567)
  Transfer                            --            12,093         (12,093)             --                     --
  Stock redemption                (1,934)          (14,834)         (6,440)             --                (23,208)
                                --------        ----------      ----------        --------             ----------

Balance, June 30, 1996          $297,345        $2,320,419      $1,140,925        $(90,192)            $3,668,497
                                ========        ==========      ==========        ========             ==========




See Accompanying Notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------
                                                       1997             1996
                                                    ----------      ----------
Cash flows from operating activities:
  Net income                                        $   135,200     $   150,796
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
    Provision for loan losses                           120,000          55,000
    Depreciation and amortization                       115,873          98,035
    Net amortization (accretion) of
     investments security premiums and discounts          6,719         (25,199)
    (Increase) decrease in assets:
     Accrued interest receivable                         51,066           2,014
     Other assets                                       (79,271)        (23,822)
    Increase (decrease) in liabilities:
     Accounts payable and accrued liabilities              (154)       (275,374)
                                                    -----------     -----------
       Net cash provided by (used in)
        operating activities                            349,433         (18,550)
                                                    -----------     -----------

Cash flows from investing activities:
  Securities available for sale:
    Purchase of investment securities                  (266,000)     (3,308,690)
    Proceeds from maturities of investment
     securities                                         108,651       1,362,652
  Securities to be held to maturity:
    Purchase of investment securities                      -           (511,292)
    Proceeds from maturities of investment
     securities                                         510,277          72,664
  (Increase) decrease in deferred income tax             (1,277)        (24,969)
  (Increase) decrease in Federal funds sold          (2,287,000)     (1,227,000)
  Net (increase) decrease in loans                   (1,856,137)       (263,360)
  Purchase of facilities                             (1,734,238)         (8,377)
  Other real estate                                       -             178,272
                                                    -----------     -----------
       Net cash used in investing activities         (5,525,724)     (3,730,100)
                                                    -----------     -----------

Cash flows from financing activities:
  Increase in deposits                                4,406,185       4,721,440
  Decrease in Federal funds purchased                  (100,000)          -
  Net (decrease) increase in securities
   sold under agreements to repurchase                   (4,551)         81,632
  Net increase in notes payable                       1,694,260           -
  Redemption of common stock                              -             (23,208)
                                                    -----------     -----------
       Net cash provided by financing
        activities                                    5,995,894       4,779,864
                                                    -----------     -----------
Net increase in cash                                    819,603       1,031,214

Cash, beginning of period                             3,677,677       2,327,055
                                                    -----------     -----------

Cash, end of period                                 $ 4,497,280     $ 3,358,269
                                                    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest                                         $   857,563     $   530,213
   Income taxes                                     $    94,680     $    96,643



See Accompanying Notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

BASIS OF PRESENTATION
---------------------

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 296,845 shares as of June 30, 1997, and 297,345 as of June 30, 1996.

                             VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which has just completed its eighth full year of operation. For the six months ended June 30, 1997, the Bank experienced a growth in deposits with an increase of $4,406,185 or 9.02%. Money market accounts had the highest percentage of growth at 30.45%, or an increase of $1,032,762 as of June 30, 1997.

Loans increased $1,618,100 or 4.27% for the six months ended June 30, 1997. Loan demand has improved compared to the previous quarter ended March 31, 1997. Agricultural lines of credit, which are normally drawn against during this period, have experienced a slight increase in outstandings. The allowance for credit losses at June 30, 1997 was $514,217 compared to $500,504 at December 31, 1996. The Bank had $126,849 in charge-offs and had recoveries in the amount of $20,562 during the six months ended June 30, 1997, and nonperforming does not have loans at June 30, 1997. A total of $120,000 was expensed for provision for loan losses as of June 30, 1997. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $0 and $188,000 at June 30, 1997 and 1996, respectively. Loans 90 days or more past due amounted to $25,000 and $43,000 at June 30, 1997 and 1996, respectively. There were no restructured loans at June 30, 1997 and 1996. The following table sets forth a summary of loan loss experience:

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                JUNE 30,           DECEMBER 31,
                                                  1997                 1996
                                                --------           ------------
Balance at beginning of period                  $ 500,504          $ 491,563
                                                ---------          ---------
Charge-offs:
  Commercial, financial and agricultural           96,959            189,491
  Real estate-construction                             --                 --
  Real estate-mortgage                                 --                 --
  Installment loans to individuals                 29,890             14,875
  Lease financing                                      --                 --
                                                ---------          ---------
                                                  126,849            204,366
                                                ---------          ---------

Recoveries:
  Commercial, financial and agricultural           20,237             30,656
  Real estate-construction                             --                 --
  Real estate-mortgage                                 --                 --
  Installment loans to individuals                    325              1,207
  Lease financing                                      --                 --
                                                ---------          ---------
                                                   20,562             31,863
                                                ---------          ---------

Net charge-offs                                  (106,287)          (172,503)
Additions charged to operations                   120,000            181,444
                                                ---------          ---------
Balance at end of period                        $ 514,217          $ 500,504
                                                =========          =========

Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                             0.00%              0.46%
                                                =========          =========

                             VALRICO BANCORP, INC.

           MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION (CONTINUED)

Consolidated net income for the six months ended June 30, 1997 was $135,200 or $.46 per share which compares to $150,796 or $.51 per share for the first six months of 1996. This represents a decrease from the comparable period of $15,596 which is attributable mostly to an increase in the allowance for loan losses.

Salaries and benefits represent 49.6% of non-interest expenses for the six months ended June 30, 1997, compared to 48.0% for the six months ended June 30, 1996. Salary expense for the six months ended June 30, 1997 increased 10.7% over the same period for 1996.

The Tier I capital ratio was 6.72% and the total capital ratio was 7.58% at June 30, 1997. The Tier I capital to total risk-weighted assets ratio was 9.42% and total capital to total risk-weighted assets ratio was 10.62% at June 30, 1997.

                             VALRICO BANCORP, INC.

PART II. OTHER INFORMATION
--------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 13, 1997 on its behalf by the undersigned thereunto duly authorized.


                                              VALRICO BANCORP, INC.


                                    By:    \s\ Bob McLean
                                       -----------------------------------------
                                           Bob McLean
                                           President and Chief Executive Officer



                                    By:    \s\ Jerry L. Ball
                                       -----------------------------------------
                                           Jerry L. Ball
                                           Vice President

                               INDEX TO EXHIBITS

EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------

    27                                             Financial Data Schedule