Form 10-Q
period 1997-09-30
VALRICO BANCORP INC
filed 1997-11-14
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended SEPTEMBER 30, 1997

                COMMISSION FILE NUMBER 33 ACT FILE NO.-33-90524


                             VALRICO BANCORP, INC.
             (Exact name of registrant as specified in its Charter)


                 (FLORIDA)                                                     65-0553757
                 ---------                                                     ----------
      (State or other jurisdiction of                               (I.R.S. Employer Identification No.)
      incorporation or organization)


                1815 EAST STATE ROAD 60, VALRICO, FLORIDA  33594
             (Address of principal executive offices and zip code)


                                 (813) 689-1231
              (Registrant's telephone number, including area code)


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

AS OF SEPTEMBER 30, 1997, THERE WERE 296,845 SHARES OF COMMON STOCK OUTSTANDING.

                             VALRICO BANCORP, INC.


                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                   PAGE NUMBER
------------------------------                                                                   -----------

Item 1.  Financial Statements:

           Consolidated balance sheets - September 30, 1997
           and December 31, 1996                                                                       3

           Consolidated statements of income - Three months
           ended September 30, 1997 and 1996; Nine months ended
           September 30, 1997 and 1996                                                                 4

           Consolidated statement of shareholders' equity -
           Nine months ended September 30, 1997 and 1996                                               5

           Consolidated statements of cash flows - Nine months
           ended September 30, 1997 and 1996                                                           6

           Notes to consolidated financial statements                                                  7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                         8


PART II. OTHER INFORMATION                                                                             10
--------------------------

SIGNATURES                                                                                             11
----------

                             VALRICO BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                 1997               1996
                                                                             -------------       ------------
                                                                              (Unaudited)
                                                   ASSETS
Cash and non-interest bearing deposits                                        $  3,402,701       $  3,677,677
Federal funds sold                                                                 195,000            358,000
Securities available-for-sale                                                    7,045,839          7,159,983
Securities held-to-maturity                                                      2,532,030          3,240,390
Loans                                                                           43,446,804         37,897,300
Facilities                                                                       2,821,127          1,014,945
Accrued interest receivable                                                        425,249            416,178
Other assets                                                                     1,181,148          1,154,347
                                                                              ------------       ------------

             Total assets                                                     $ 61,049,898       $ 54,918,820
                                                                              ============       ============

                                                   LIABILITIES
Deposits:
   Demand deposits                                                            $  9,306,178       $  8,557,352
   NOW accounts                                                                  9,539,183          8,749,942
   Money market accounts                                                         4,420,312          3,392,591
   Savings accounts                                                              6,314,372          6,053,476
   Time, $100,000 and over                                                       5,294,751          4,455,087
   Other time deposits                                                          18,066,195         17,667,352
                                                                              ------------       ------------

             Total deposits                                                     52,940,991         48,875,800

Federal funds purchased                                                          1,500,000          1,100,000
Securities sold under agreements to repurchase                                     265,874            487,882
Accounts payable and accrued liabilities                                           521,680            556,134
Mortgage payable                                                                 1,283,496               -
Note payable                                                                       399,950               -
                                                                              ------------       ------------

             Total liabilities                                                  56,911,991         51,019,816
                                                                              ------------       ------------
Commitments and contingencies

                                                   STOCKHOLDERS' EQUITY
Common stock, no par value, authorized 1,000,000
  shares, issued and outstanding 296,845 shares                                    296,845            296,845
Capital surplus                                                                  2,354,193          2,354,193
Retained earnings                                                                1,499,854          1,269,111
Net unrealized holding losses on securities                                        (12,985)           (21,145)
                                                                              ------------       ------------

             Total stockholders' equity                                          4,137,907          3,899,004
                                                                              ------------       ------------

             Total liabilities and stockholders' equity                       $ 61,049,898       $ 54,918,820
                                                                              ============       ============





See Accompanying Notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                           THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------      -------------------------------
                                               1997               1996               1997               1996
                                           ------------       ------------        -----------        -----------
Interest income:
   Interest and fees on loans              $  1,016,140       $    868,032        $ 2,862,052        $ 2,532,848
   Interest on investment securities            155,942            164,989            477,603            432,765
   Income on Federal funds sold                  28,886             33,266             94,104            156,924
                                           ------------       ------------        -----------        -----------
          Total interest income               1,200,968          1,066,287          3,433,759          3,122,537
                                           ------------       ------------        -----------        -----------
Interest expense:
   Interest on deposits                         427,896            380,322          1,218,504          1,129,954
   Interest on Federal funds purchased and
    securities sold under agreements
       to repurchase                             23,521              5,057             53,360             12,248
   Interest on notes payable                     36,713              -                 96,502            -
                                           ------------       ------------        -----------        -----------
          Total interest expense                488,130            385,379          1,368,366          1,142,202
                                           ------------       ------------        -----------        -----------
          Net interest income                   712,838            680,908          2,065,393          1,980,335
Provision for loan losses                        60,000             58,169            180,000            113,169
                                           ------------       ------------        -----------        -----------
      Net interest income after
       provision for loan losses                689,551            622,739          1,981,895          1,867,166
                                           ------------       ------------        -----------        -----------
Other income:
   Service charges on deposit accounts          108,213             90,694            299,058            253,906
   Miscellaneous income                          29,026             19,449             64,454             61,550
                                           ------------       ------------        -----------        -----------
          Total other income                    137,239            110,143            363,512            315,456
                                           ------------       ------------        -----------        -----------
Other expenses:
   Salaries and employee benefits               313,094            287,550            955,780            868,221
   Occupancy expense                             64,928            101,194            175,105            290,435
   Equipment expense                             74,068             64,030            198,555            200,594
   Stationery, printing and supplies             25,456             23,513             66,197             65,956
   Miscellaneous expenses                       185,088            123,325            502,331            379,429
                                           ------------       ------------        -----------        -----------
          Total other expenses                  662,634            599,612          1,897,968          1,804,635
                                           ------------       ------------        -----------        -----------

Income before income taxes                      127,443            133,270            350,937            377,987
Income taxes                                     31,900             49,475            120,194            143,396
                                           ------------       ------------        -----------        -----------

Net income                                 $     95,543       $     83,795        $   230,743        $   234,591
                                           ============       ============        ===========        ===========
Per share information:
   Average shares outstanding                   296,845            296,845            296,845            296,845
                                           ============       ============        ===========        ===========

   Net income per share                    $       0.32       $       0.28        $      0.78        $      0.79
                                           ============       ============        ===========        ===========





See Accompanying Notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                             NET UNREALIZED            TOTAL
                                          COMMON            CAPITAL           RETAINED       HOLDING LOSSES        STOCKHOLDERS'
                                          STOCK             SURPLUS           EARNINGS       ON SECURITIES             EQUITY
                                          ------            -------           --------       --------------        -------------
Balance, December 31, 1996            $    296,845       $  2,354,193        $ 1,269,111    $       (21,145)       $    3,899,004

   Net income                                 -                  -               230,743               -                  230,743
   Net change in net unrealized
    holding losses on securities              -                  -                  -                 8,160                 8,160
                                      ------------       ------------        -----------    ---------------        --------------

Balance, September 30, 1997           $    296,845       $  2,354,193        $ 1,499,854    $       (12,985)       $    4,137,907
                                      ============       ============        ===========    ===============        ==============


Balance, December 31, 1995            $    299,279       $  2,323,160        $ 1,008,662    $       (35,625)       $    3,595,476

   Net income                                 -                  -               234,591               -                  234,591
   Net change in net unrealized
    holding losses on securities              -                  -                  -               (34,571)              (34,571)
   Transfer                                   -                32,273            (32,273)              -                     -
   Stock redemption                         (2,434)           (18,777)            (8,047)              -                  (29,258)
                                      ------------       ------------        -----------    ---------------        --------------

Balance, September 30, 1996           $    296,845       $  2,336,656        $ 1,202,933    $       (70,196)       $    3,766,238
                                      ============       ============        ===========    ===============        ==============





See Accompanying Notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                1997                  1996
                                                                             -----------          -----------
Cash flows from operating activities:
   Net income                                                                $   230,743          $   234,591
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan losses                                                   180,000              113,169
     Deferred income tax                                                          -                   (14,668)
     Depreciation and amortization                                               166,641              152,384
     Net amortization (accretion) of investments
      security premiums and discounts                                              9,366              (34,228)
     (Increase) decrease in assets:
       Accrued interest receivable                                                (9,071)                (760)
       Other assets                                                              (40,365)             (90,929)
     Increase (decrease) in liabilities:
       Accounts payable and accrued liabilities                                  (34,454)            (247,823)
                                                                             -----------          -----------
             Net cash provided by operating activities                           502,860              111,736
                                                                             -----------          -----------
Cash flows from investing activities:
   Securities available for sale:
     Purchase of investment securities                                          (309,300)          (3,322,279)
     Proceeds from maturities of investment securities                           426,744            1,286,881
   Securities to be held to maturity:
    Purchase of investment securities                                               -              (1,005,945)
    Proceeds from maturities of investment securities                            709,925              400,774
   (Increase) decrease in Federal funds sold                                     163,000            3,323,000
   Net (increase) decrease in loans                                           (5,729,504)          (3,316,209)
   Purchase of facilities                                                     (1,965,330)             (16,965)
   Other real estate                                                                -                  20,888
                                                                             -----------          -----------
             Net cash used in investing activities                            (6,704,465)          (2,629,855)
                                                                             -----------          -----------

Cash flows from financing activities:
   Increase in deposits                                                        4,065,191            3,163,823
   Increase in Federal funds purchased                                           400,000              645,000
   Net decrease in securities sold under
    agreements to repurchase                                                    (222,008)             (64,441)
   Net increase in note payable                                                  339,950                 -
   Net increase in mortgage payable                                            1,283,496                 -
   Redemption in common stock                                                       -                 (29,258)
                                                                             -----------          -----------
             Net cash provided by financing activities                         5,926,629            3,715,124
                                                                             -----------          -----------
Net (decrease) increase in cash                                                 (274,976)           1,197,005
Cash, beginning of period                                                      3,677,677            2,327,055
                                                                             -----------          -----------
Cash, end of period                                                          $ 3,402,701          $ 3,542,060
                                                                             ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
    Interest                                                                 $ 1,246,224          $ 1,372,879
    Income taxes                                                             $   115,236          $   171,043





See Accompanying Notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997



BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. In the opinion of management, all necessary adjustments (consisting of normal recurring entries) have been made for a fair presentation of the accompanying unaudited consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results for the period are not necessarily indicative of the results to be expected for the entire year.

Valrico Bancorp, Inc. is a one-bank holding company. Therefore, the unaudited consolidated financial statements include the accounts of Valrico Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Valrico State Bank (the Bank). Significant intercompany balances and transactions have been eliminated in consolidation.

The Company, through its subsidiary, leased its principal office space with an option to purchase the property. Prior to expiration of the lease, the Company mailed a notice of intent to purchase the main office bank building. The lease expired on March 31, 1996. The Company continued to occupy the space on a month-to-month rental basis up to January 14, 1997, at which time the premises were purchased by the Company.

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 296,845 shares as of September 30, 1997, and as of September 30, 1996.

                             VALRICO BANCORP, INC.



         MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its ninth year of operation. For the nine months ended September 30, 1997, the Bank experienced a growth in deposits with an increase of $4,065,191 or 8.32%. Money market accounts had the highest percentage of growth at 30.30%, or an increase of $1,027,721 as of September 30, 1997.

Loans increased $5,549,504 or 14.65% for the nine months ended September 30, 1997. Loan demand has improved compared to the previous quarter ended June 30, 1997. Agricultural lines of credit, which are normally drawn against during this period, have experienced a slight increase in outstandings. The allowance for credit losses at September 30, 1997 was $576,599 compared to $500,504 at December 31, 1996. The Bank had $124,467 in charge-offs and had recoveries in the amount of $20,562 during the nine months ended September 30, 1997, and has two impaired loans totalling $178,525 at September 30, 1997. Both loans are accounted for on a nonaccrual basis. A total of $180,000 was expensed for provision for loan losses as of September 30, 1997. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $178,525 and $24,480 at September 30, 1997 and 1996, respectively. Loan 90 days or more past due amounted to $583,801 and $275,514 at September 30, 1997 and 1996, respectively. There were no restructured loans at September 30, 1997 and 1996. The following table sets forth a summary of the loan loss experience:

                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                 1997                 1996
                                                                             -------------         ------------
Balance at beginning of period                                               $     500,504        $   491,563
                                                                             -------------        -----------
Charge-offs:
   Commercial, financial and agricultural                                           96,959            189,491
   Real estate-construction                                                           -                  -
   Real estate-mortgage                                                                947               -
   Installment loans to individuals                                                 26,561             14,875
   Lease financing                                                                    -                  -
                                                                             -------------        -----------
                                                                                   124,467            204,366
                                                                             -------------        -----------

Recoveries:
   Commercial, financial and agricultural                                           20,237             30,656
   Real estate-construction                                                           -                  -
   Real estate-mortgage                                                               -                  -
   Installment loans to individuals                                                    325              1,207
   Lease financing                                                                    -                  -
                                                                             -------------        -----------
                                                                                    20,562             31,863
                                                                             -------------        -----------

Net Charge-offs                                                                   (103,905)          (172,503)
Additions charged to operations                                                    180,000            181,444
                                                                             -------------        -----------

Balance at end of period                                                     $     576,599        $   500,504
                                                                             =============        ===========
Ratio of net-charge offs during the period
  to average loans outstanding during the
  period                                                                              0.26%              0.46%
                                                                             =============        ===========

                             VALRICO BANCORP, INC.



          MANAGEMENT DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION (CONTINUED)

Consolidated net income for the three months and nine months ended September 30, 1997, was $95,543 and $230,743 or $.32 and $.78 per share, which compares to $83,795 and $234,591 or $.28 and $.79 per share for the three months and nine months ended September 30, 1996. Consolidated net income for the nine months ended September 30, 1997 represents a decrease from the comparable period of $3,848 which is attributable mostly to an increase in the allowance for loan losses.

Salaries and benefits represent 47.3% and 50.4% of non-interest expenses for the three months and nine months ended September 30, 1997, compared to 48.0% and 48.1% for the three months and nine months ended September 30, 1996. Salary expense for the nine months ended September 30, 1997 increased 10.1% over the same period for 1996.

The Tier I capital ratio was 6.65% and the total capital ratio was 7.56% at September 30, 1997. The Tier I capital to total risk-weighted assets ratio was 8.95% and total capital to total risk-weighted assets ratio was 10.20% at September 30, 1997.

                             VALRICO BANCORP, INC.




PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed for the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 12, 1997 on its behalf by the undersigned thereunto duly authorized.



                            VALRICO BANCORP, INC.


                            By:       \s\ Bob McLean
                               ------------------------------------------------
                                           Bob McLean
                                           President and Chief Executive Officer



                            By:       \s\ Jerry L. Ball
                               ------------------------------------------------
                                          Jerry L. Ball
                                          Vice President

                                EXHIBIT INDEX




Exhibit                          Description
  No.

  27                             Financial Data Schedule