Form 10-K
period 1997-12-31
VALRICO BANCORP INC
filed 1998-03-30
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Year Fiscal Ended December 31, 1997

                Commission File Number 33 Act File No. -33-90524
                                              ------------------

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

As of December 31, 1997, there were 299,115 shares of common stock outstanding.

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

Valrico Bancorp, Inc. (the "Company") is a one-bank holding company which was a newly-formed corporation on May 31, 1995 with its principal place of business in Valrico, Florida. The Company subsequently acquired all of the outstanding common stock of Valrico State Bank (the "Bank"), a wholly-owned subsidiary.
All shares held by the Bank's shareholders were exchanged on a one-to-one basis for Valrico Bancorp, Inc. shares. The Company's common stock, no par value, authorized 1,000,000 shares, had 299,115 issued and outstanding shares as of December 31, 1997. The Company derives substantially all of its income from dividends and lease from its subsidiary. The results of operations of the Company for 1997 are minimal and are not material to the consolidated financial statements. The Bank and the Company share the same board of directors, which is comprised of nine individuals. Those individuals are C. Dennis Carlton, H. Leroy English, Gregory L. Henderson, Douglas A. Holmberg, Charles E. Jennings, Jr., J.E. McLean, III, Justo Noriega, Jr., LeVaughn Amerson, and Jerry L. Ball.


SUBSIDIARY BANK

Valrico State Bank (the "Bank") was incorporated under the laws of the state of Florida on August 29, 1988. The Bank was chartered as a Florida state bank effective June 23, 1989 after receiving approval to organize from the Florida Department of Banking and Finance (the "Florida Department"). The Bank commenced operations on June 23, 1989. The Bank is supervised, regulated and regularly examined by the Florida State Banking Department and the Federal Deposit Insurance Corporation. The Bank is not currently a member of the Federal Reserve Bank.


DESCRIPTION OF BUSINESS

BANKING OFFICES AND PRIMARY MARKET AREA: The Company, through its subsidiary bank, conducts a general commercial banking business from its main office located at 1815 East State Road 60, Valrico, Florida 33594-3623 and its three branch facilities located at 102 West Robertson Street, Brandon, Florida
33511, 305 South Wheeler Street, Plant City, Florida 33566, and 2602 Jim Redman Parkway, Plant City, Florida 33566. The Company's primary telephone number is (813) 689-1231. Valrico is a community located in the eastern portion of Hillsborough County, Florida, and is approximately 14 miles east of Tampa, Florida, which is located on the west coast of the state of Florida. While the Bank's overall market area extends throughout Hillsborough County, it expects to draw most of its business from eastern Hillsborough County (the Brandon/Valrico/Dover/Plant City area) and estimates that more than 75% of its business will come from customers whose businesses or residences are located in an area within a radius of approximately five miles of the Bank's principle offices (the "Bank's Assessment Area"). The Company, through its subsidiary bank, intends for the near future, to service (with few exceptions) only residents and businesses located in Hillsborough County, but may choose to accept some business from outside of Hillsborough County.

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

The Bank, after receiving regulatory approval, opened its second branch on September 15, 1995, in Plant City located at 305 South Wheeler Street (corner of Renfro and Wheeler). The Bank purchased, from Barnett Bank, a former Glendale Federal Bank branch, a free standing building with approximately 2,400 square feet including the land and furniture. This positioned the Bank to better service the Plant City market in which the Bank was already servicing a small customer base.

The Bank, after receiving regulatory approval, opened its third branch on June 23, 1997 as an in-store branch facility in the Wal-Mart Supercenter on Jim Redman Parkway in Plant City, Florida. The Bank leases the facilities at this site.


BANKING SERVICES: The Company, through it subsidiary, conducts substantially the same business operations as a typical independent commercial bank with special emphasis on retail banking. The Bank offers a wide range of consumer and commercial banking services traditionally offered by commercial banks, such as personal and commercial checking accounts, regular negotiable order of withdrawal ("NOW") accounts, certificates of deposits, money market accounts, savings accounts, IRA accounts, foreign currency exchanges, credit cards, debit cards, money orders, travelers' cheques, notary service, safe deposit boxes and wire transfers. It also offers discounted brokerage services, profit sharing programs, 401(k)s and other similar programs. These depository services are further complemented by direct deposit programs, night depository services, and bank by mail. The Bank's main office is open from 9:00 a.m. to 4:00 p.m., Mondays through Thursdays, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The Bank also offers drive-up teller facilities which are open from 8:00 a.m. to 6:00 p.m., Mondays through Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The Brandon and Wheeler Street branches have the same office hours, except they have no Saturday lobby hours. The Jim Redman Parkway branch offers extended hours of service from 10:00 a.m. to 8:00 p.m. Monday through Saturday. The Bank does currently own one automatic teller machine
(ATM) at the Jim Redman Parkway branch and has intentions on purchasing more in the immediate future. It also offers ATM and Mastermoney Debit cards to its customers which can be used at ATM machines which are members of the Southeast Switch, which includes HONOR Network (Florida and other southeastern states) and CIRRUS (a worldwide network).

The Bank originates a wide range of loans including, but not limited to, commercial and consumer loans, as well as loans secured by deposit accounts and other marketable collateral. As of December 31, 1997, commercial and consumer loans accounted for approximately 52.7% and 15.3%, respectively, of the Bank's loan portfolio. Loans are also made to enable borrowers to purchase, refinance, construct or improve residential or other real estate and usually are secured by mortgages on such real estate. As of December 31, 1997, real estate mortgage loans accounted for approximately 10.8% of the Bank's loan portfolio. To service the agricultural segment of the Bank's market area, the Bank employs an agricultural lender. As of December 31, 1997, 21.2% of the total loan portfolio was comprised of agricultural loans. All loans are made in compliance with applicable Federal and state regulations.

The Bank uses a computer system to handle all accounting and statement processing. In addition, the Bank makes extensive use of personal computers in its teller and lobby locations, which allows for efficient handling and tracking of new accounts, loans and other paper intensive services, and provides every employee of the Bank access to complete customer profiles at all times.

The Bank offers a complete brokerage service through a third party which permits its customers to buy and sell stocks and bonds and otherwise trade in securities at a discount with full accountability of their transactions. The Bank does not currently have a trust department. However, because of potential for growth of the Bank, the growth of the economy of Hillsborough County, and the income-producing nature of the residents within the Bank's Assessment Area, consideration may be given to the development and delivery of trust services in the future. In the interim, the Bank will offer, through third parties, standard and self-directed IRA, the new Roth and Educational IRA, qualified pension plans, SEPs, Keogh and profit-sharing plans, including 401(k) plans, etc.

OPERATING STRATEGY: Management of the Company believes that the emerging dominance of large regional holding companies in the banking industry has created a need for more locally-owned institutions with personalized banking services. The Bank was organized as a locally-owned, locally- managed community financial institution, owned and managed by people who are actively involved in the Bank's market area and committed to its economic growth and development. With local ownership, management and directors, the Bank believes it can be more responsive to the community it serves and tailor services to its customers' needs rather than the standardized services that large holding companies tend to offer. Local ownership and operation will allow faster, more responsive and flexible decision-making, which may not be available at the majority of financial institutions in or near the Bank's Assessment Area which are branch offices of large regional holding company banks with headquarters located elsewhere in Florida or in the United States.

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

The primary sources of the Bank's funds for lending and for other general business purposes are the Bank's capital, deposits, loan repayments, borrowings and funds provided from operations. The Bank expects that loan repayments and funds provided from operations will be relatively stable sources of funds, while deposit inflows and outflows will be significantly influenced by prevailing interest rates, money market and general economic conditions. Generally, short-term borrowings are used to compensate for reductions in normal sources of funds while longer- term borrowings are used to support expanded lending activities.

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

COMPETITION: The banking business in Florida in general, and in Hillsborough County in particular, is highly competitive with respect to both loans and deposits. The Bank competes with other commercial banks in Hillsborough County and the surrounding area for all services customarily provided by commercial banks. In addition, the Bank competes with savings and loan associations, finance companies, insurance companies, money market mutual funds, credit unions, other financial institutions and various other non-bank competitors. Many of these competitors are larger and have greater resources, including more personnel and a larger asset base, than the Bank and provide certain services, such as trust services, which the Bank does not currently provide.

As of December 31, 1997, there were 10 commercial banks (including the Company's subsidiary bank) with 37 offices and 1 savings and loan association with 5 offices; at least 4 credit unions; and various other financial entities as competitors in the Bank's Assessment Area. The Company expects to receive substantial competition from most of these financial institutions. The Bank's main office is located on East State Road 60, a primary east-west artery in the Bank's Assessment Area, and 800 feet west of Valrico Road, a primary north-south artery in the Bank's Assessment Area. The Brandon branch facility is located in the center of Brandon, the Plant City branch facility is located in the center of Plant City, and the Jim Redman Parkway branch is located in the eastern section of Plant City. The Bank is one of only three financial institutions which have their headquarters in eastern Hillsborough County. The other financial institutions, being Sunshine State Savings and Loan in Plant City, and the newly opened Platinum Bank in Brandon. All others are branches of institutions which have their headquarters in other parts of Hillsborough County or elsewhere in Florida. Several actually are owned by banks with headquarters in Georgia, Alabama, North Carolina, Ohio, and New Jersey. The Bank's second branch was opened in 1995 in the Plant City market and the Bank expanded in this market area with an in-store branch which opened on June 23, 1997 within a Walmart Supercenter on Jim Redman Parkway. This location is in a growing area and a very active shopping center with an estimated 50,000 plus customers per week. This Wal-Mart is one of their largest supercenters in Florida.

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

DEPOSITS: As of December 31, 1997, total deposits of the Bank were distributed among demand deposits (16.7%), savings and time deposits (58.3%) and NOW and money market deposits (25.0%). The Bank's deposits are attracted primarily from individuals, professionals, small and medium size businesses and citrus and agricultural enterprises located predominantly in eastern Hillsborough County, Florida. As of December 31, 1997, approximately 31.7% of the Bank's total deposits were from businesses and 68.3% were from individuals.
Management of the Bank has no reason to believe that the loss of any one or a few of its deposit accounts would have a material adverse effect upon the operations of the Bank or erode its deposit base.


SUPERVISION AND REGULATION: The Company is regulated under both state and Federal law. The Company is regulated by the Federal Reserve Bank of Atlanta and is subject to the rules and regulations of the Securities and Exchange Commission. The Company's subsidiary bank is not a member of the Federal Reserve System, but is subject to the rules and regulations of the Federal Deposit Insurance Corporation ("FDIC") which agency also insures the Bank's deposits up to applicable limits. As a state-chartered bank, the Bank is subject to the regulations of the Florida Department. The Bank will be subject to periodic examinations by both the FDIC and the Florida Department focusing on fund reserves, loans and loan policy, investments, management policy and practices, and various other aspects of the Bank's operations.


PATENTS, TRADEMARKS, ETC: Neither the Company nor its subsidiary hold any patents, registered trademarks, licenses (other than licenses which have been obtained from appropriate banking regulatory agencies), franchises or concessions.


RESEARCH ACTIVITIES: Prior to the organization of the Bank, the organizers of the Bank conducted economic and other surveys to evaluate the banking needs for the community of Valrico and its immediate environs. The results of those surveys were used to support the application to the Florida Department for permission to organize the Bank and the application to the FDIC for insurance of the Bank's accounts. Since it commenced operations, officers of the Bank have engaged continually in marketing activities, including the evaluation of development of new services, to enable the Bank to improve its competitive position in the Bank's Assessment Area. The cost to the Bank for these marketing activities cannot be calculated with any degree of certainty. In the fourth quarter of 1993, the Bank gathered and reviewed new economic data for the purpose of supporting an application to the Florida Department for permission to open a full service branch facility in Brandon, Florida, and performed similar research in the summer of 1995 to support an application to the Florida Department for permission to open a full service branch in Plant City, Florida. The cost of collecting and evaluating this information likewise cannot be determined with any degree of certainty, as most of the information was collected from public sources and other sources already utilized by the Company for its day-to-day evaluations. In the fourth quarter of 1996, the Bank reviewed data submitted by International Banking Technologies for the purpose of supporting the application for the in-store branch in Plant City.


EMPLOYEES: As of December 31, 1997, the Bank employed 38 full-time employees, of which two were executive officers, and 11 part-time employees, of which two are bank officers. The Bank's employees are not represented by a collective bargaining group, and the Bank considers its relations with its employees to be excellent. The Bank also maintains training and educational programs designed to equip employees for positions of increasing responsibility in both management and operating positions. The Bank provides employees certain benefits customary in the banking industry, which includes major medical insurance, group term life insurance and normal vacation and sick leave. The Bank implemented a K-SOP plan in 1997.


SEASONAL NATURE OF THE BANK'S BUSINESS: As of December 31, 1997, the Bank has been in operation for eight and one-half years. Management believes that there is some seasonality in its deposit base due primarily to its agricultural relationships. The seasonality in these deposits, however, has not been substantial to impact the core base of deposits, therefore, management does not believe its deposit relationship is affected. In its lending portfolio, the Bank sees a greater affect on this seasonal business during the period from September to May reflecting larger outstandings in the agricultural portfolio.



ITEM 2.  PROPERTIES

The Company, through its subsidiary, has a principal office located at 1815 East State Road 60 in Valrico, Florida, in a traditional, southern, Greek neo-classical two-story building with 9,860 square feet. As of January 31, 1994, the last tenant which occupied lease space vacated and the Company now utilizes the entire facility for bank operations. The Brandon office, located at 102 West Robertson Street in Brandon, Florida, is in a leased 3,000 square foot end unit in a retail plaza at a major intersection in the center of Brandon. The Plant City office is located at 305 South Wheeler Street in facilities purchased in July 1995. The Jim Redman office, located at 2606 Jim Redman Parkway, is in a leased 507 square foot unit located within the Wal-Mart Supercenter in Plant City.

The Bank leased its principal office space pursuant to an agreement dated March 30, 1989 (the "Lease") with Roy J. and Ann M. Winter (collectively, the "Lessor"). Mrs. Winter was a director of the Bank.

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

The Lease also provided the Bank with an option to purchase the property. The option could be periodically exercised (prior to the end of the initial term of the Lease and, thereafter, prior to the end of each successive third-year anniversary of the Lease) upon 180 days prior written notice to the Lessor. Additionally, in the event the Lessor wished to sell the property to a third party, the Bank would have the right of first refusal to purchase the property. In the event the Bank declined to exercise its right of first refusal, the Bank would be entitled to enforce the terms of the Lease against any third party purchaser of the leased property.

Pursuant to the Lease, the Bank had available approximately 55 parking spaces adjacent to the Bank's office building and five drive-up lane facilities.

In October 1995, the Company mailed a notice of intent to purchase the main office bank building from the Winters. The Bank continued to lease on a month-to-month basis after the first term of the lease expired March 30, 1996. In January, 1997, the premises were purchased by Valrico Bancorp, Inc. for approximately $1,683,000. The annual lease payments from the Bank to the Company is $204,000.

The Bank leases its Brandon branch office space pursuant to an agreement dated March 31, 1994 (the "Lease") with J. "Bill" Noriega, Jr. (the "Lessor"). Mr. Noriega currently serves as a director of the Bank. This lease expired March 31, 1997 and was renewed at an annual rental of $42,000. The Bank has the option to renew the lease for four additional three-year terms at rentals to be negotiated at the time of the renewal.

The aggregate lease expense paid by the Bank under these leases, including the Bank building lease, totaled $64,163 for the fiscal year ended December 31, 1997.

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


ITEM 3.  LEGAL PROCEEDINGS

As of the date of this Annual Report, the management of the Company has no knowledge of any material pending legal proceedings, including proceedings contemplated by governmental authorities, to which the Company and its subsidiary or any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to votes of the stockholders of the Company during the last quarter of 1997.


----------------------------------------------------------------------------
                                   PART II
----------------------------------------------------------------------------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

There is no trading market at the current time for the Common Stock of the Company, and it is not expected that a trading market will develop for shares of the Company's Common Stock in the near future. The Company is aware of 24 sale transactions that occurred during fiscal year 1997 at prices ranging from $13.75 to $14.00 per share, exclusive of commissions. The Bank is also aware of 7 sale transactions that occurred during fiscal year 1996 at prices ranging from $12.00 to $12.10 per share, exclusive of commissions.

As of March 20, 1998, there were 511 holders of record of the Common Stock of the Company.

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

At the discretion of the Board of Directors of the Company and after careful review of certain factors, such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions, the Board declared its first dividend in September 1993 at ten cents per share and paid said dividend on October 5, 1993. It likewise paid a similar dividend in 1994, 1995, 1996 and 1997 based on respective year earnings and paid said dividend on October 1 of each year.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, in summary form, certain comparative financial data of the Company for a five year period encompassing the periods ended December 31, 1993, December 31, 1994, December 31, 1995, December 31, 1996 and December 31, 1997. This information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations, and Other Statistical Disclosure" and the audited financial statements of the Company for the years ended December 31, 1995, 1996 and 1997, and related notes thereto included elsewhere herein.

                                                        AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------
                                             1997            1996           1995           1994          1993
                                             ----            ----           ----           ----          ----
INCOME STATEMENT DATA                                       (in Thousands, except Per Share Data)

Interest income                            $   4,711      $   4,206      $   3,767      $   3,107     $   2,940
Interest expense                              (1,888)        (1,544)        (1,413)        (1,057)       (1,027)
                                           ---------      ---------      ---------      ---------     ---------
Net interest income                            2,823          2,662          2,354          2,050         1,913
Provision for loan losses                       (300)          (181)           (97)           (78)         (168)
                                           ---------      ---------      ---------      ---------     ---------
Net interest income after
  provision for loan losses                    2,523          2,481          2,257          1,972         1,745
Noninterest income                               516            431            383            331           284
Noninterest expense                           (2,614)        (2,408)        (2,156)        (1,964)       (1,723)
                                           ---------      ---------      ---------      ---------     ---------
Income before income taxes and
  change in accounting principle                 425            504            484            339           306
Income taxes                                    (101)          (156)          (115)          (103)          (93)
                                           ---------      ---------      ---------      ---------     ---------
Income before change in
  accounting principle                           324            348            369            236           213
Change in accounting principle
  cumulative effect FAS 109                        0              0              0              0           110
                                           ---------      ---------      ---------      ---------     ---------

Net income                                 $     324      $     348      $     369      $     236     $     323
                                           =========      =========      =========      =========     =========

PER SHARE DATA
Net income                                 $    1.09     $     1.17     $     1.22     $      .78     $    1.07
Cash dividends                                   .10            .10            .10            .10           .10
Book value                                     14.17          13.10          11.91          10.70         10.32
Number of shares used in net
  income-per-share calculations              297,026(1)     297,545(1)     302,071(1)     302,779       302,779


BALANCE SHEET DATA
Total assets                               $  63,802     $   54,919     $   49,592     $   42,793     $  40,446
Total investment securities                    7,942         10,400          8,025          9,211        10,396
Total net loans (2)                           47,873         37,897         33,191         29,117        25,530
Total deposits                                55,047         48,876         44,774         38,792        36,452
Shareholders' equity                           4,237          3,899          3,595          3,238         3,126

(1)  Based on average shares outstanding during the period.
(2) Net loans means total loans net of allowance for possible future loan losses.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiary during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report.

The following discussion and analysis is based on the Company's financial condition and results of operations for the periods from January 1, 1997 through December 31, 1997, January 1, 1996 through December 31, 1996, and January 1, 1995 through December 31, 1995. This discussion and analysis should be read in conjunction with the financial statements of the Company, including the related notes thereto, and supplementary schedules, included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

The following table presents a condensed comparative summary of the Company results of operations for the periods January 1, 1997 through December 31, 1997, January 1, 1996 through December 31, 1996, and January 1, 1995 through December 31, 1995.


                                                                           YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                                1997                1996             1995
                                                          --------------       -------------    --------------
INCOME STATEMENT DATA
Interest income                                           $    4,711,323      $    4,206,568     $    3,767,500
Interest expense                                              (1,887,926)         (1,544,456)        (1,413,236)
                                                          --------------      --------------     --------------
Net interest income                                            2,823,397           2,662,112          2,354,264
Provision for loan losses                                       (300,000)           (181,444)           (97,500)
                                                          --------------      --------------     --------------
Net interest income after provision for
  loan losses                                                  2,523,397           2,480,668          2,256,764
Noninterest income                                               515,361             430,995            383,191
Noninterest expense                                           (2,613,955)         (2,407,808)        (2,155,585)
                                                          --------------      --------------     --------------
Income before income taxes                                       424,803             503,855            484,370
Income taxes                                                    (100,991)           (155,864)          (115,577)
                                                          --------------      --------------     --------------

Net income                                                $      323,812      $      347,991     $      368,793
                                                          ==============      ==============     ==============
PER SHARE DATA
Net income                                                $         1.09      $         1.17               1.22

The Company had a positive net income of $323,812 or $1.09 per share for the period ended December 31, 1997, as compared to a net income of $347,991, or $1.17 per share for the period ended December 31, 1996, and a net income of $368,793, or $1.22 per share for the period ended December 31, 1995. Net income is after taxes. The Bank set aside $300,000 as provision for loan losses for the year ended December 31, 1997, compared to $181,444 and $97,500 in 1996 and 1995, respectively. The Bank continued to experience good deposit growth during 1997 resulting in a net increase from January 1, 1997 to December 31, 1997 of $6,170,807 or 12.6%, compared to a 9.2% growth in 1996 and 15.4%
growth in 1995. During the same periods, the Bank's net loans outstanding increased $9,975,583 or 26.3% for total net outstandings of $47,872,883, as compared to 14.2% growth in 1996 and 14.0% in 1995. The ratio of net loans to deposits increased slightly from the previous year from 77.5% at December 31, 1996 to 86.9% at December 31, 1997. The ratio of net loans to deposits was 74.1% at December 31, 1995.

NET INTEREST INCOME: The major component of the Bank's earning capacity is net interest income which is the difference or spread between interest income on earning assets (primarily loans, Federal funds sold [funds loaned on a short-term basis to other banks] and investment securities) and interest expense on interest-bearing liabilities (primarily deposits). The spread is considered positive when interest income exceeds interest expense and negative
when interest expense exceeds interest income.   Net interest income
is also affected by changes in interest rates earned and interest rates paid and by changes in the volume of interest-earning assets and interest-bearing liabilities.

The Bank's net interest income increased 14.9% in 1995 from $2,049,645 (includes loan fees of $81,539) in 1994 to $2,354,264 (includes loan fees of $112,560), 13.1% in 1996 from $2,354,264 to $2,662,112 (includes loan fees of
$126,445) and 6.1% in 1997 from $2,662,112 to $2,823,397 (includes loan fees of
$110,084) for the period ended December 31, 1997. The Bank's continued increase in net interest income from 1995 to 1997 is due to the mix of interest-earning assets where net loans contributed a higher percent of total interest income increasing from $3,100,765 in 1995 to $3,989,971 in 1997. Interest income from other interest-earning assets, such as investments and Federal funds sold which are normally the lower yielding assets, earned $666,735 in 1995, $752,080 in 1996 and $721,352 in 1997. The substantial increase in interest income was directly proportionate to the strong growth in loans and Federal funds sold. During the same three year periods, interest expense on deposits increased from $1,402,678 in 1995 to $1,514,224 in 1996 and increased to $1,659,414 in 1997 due primarily to an increase in deposits and an increase in rates. Interest income yields on loans, which are normally higher than interest income yields on investment securities and Federal funds sold, was favorable to the Bank's profit. For the period from January 1, 1997 through December 31, 1997, the loan interest income of $3,879,887 earned on average net loans of $40,773,831 gave an average interest yield of 9.52%, as compared to 9.44% in 1996 and 9.62% in 1995. The investment interest income of $614,512 earned on average investment securities of $9,736,655 gave an average interest yield of 6.31% for the period from January 1, 1997 through December 31, 1997, as compared to 6.11% in 1996 and 6.24% in 1995.

The net interest spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread decreased from the twelve-month period ended December 31, 1995 of 4.79% to 4.67% for the twelve- month period ended December 31, 1996, and a slight increase to 5.17% for the twelve-month period ended December 31, 1997. As of December 31, 1997, the net yield on earning assets was 5.38%, as compared to 5.29% for the year ended December 31, 1996. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities.

INTEREST RATE SENSITIVITY:   Interest rate sensitivity is a function of the
repricing characteristics of the Bank's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates. The change in interest rates can be either at replacement, repricing or maturity during the life of the assets or liabilities. Interest rate sensitivity management is to concentrate on the maturities of assets and liabilities as they reprice during time periods of changes in market interest rates. Effective management is to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame while minimizing the effect of interest rate changes on net interest income.

The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. The Bank performs a monthly review of assets and liabilities that reprice and the time bands within which the repricing occurs. Through such analysis, the Bank monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.

The interest rate sensitivity structure within the Bank=s balance sheet at December 31, 1997, indicated a net interest sensitive liability gap of 110.4% when projecting out one year. In the near term, defined as 90 days, the Bank had a net interest sensitivity asset gap of 33.2%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in interest rates. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

EARNING ASSETS: At December 31, 1997, residential (1-4 family) real estate related loans totaled $5,226,595, an increase of $858,497 from the total of $4,368,098 at December 31, 1996. The increase is due primarily as a result of several new large mortgage loans in the portfolio, as opposed to a planned marketing strategy. The total of $5,226,595 is approximately 10.8% of the Bank's total loan portfolio, a slight decrease from the 11.4% at December 31, 1996, and is approximately 9.1% of the Bank's earning assets, an increase from the 9.0% at December 31, 1996. Real estate loans include primarily intermediate-term loans secured by real estate and payable in periodic installments. At December 31, 1997, commercial loans totaled $25,567,352, an increase from $21,241,275 at December 31, 1996. Total commercial loans of $25,567,352 is approximately 52.7% of the loan portfolio, a decrease from the approximate 55.3% at December 31, 1996. Total commercial loans are approximately 44.6% of the Bank's earning assets at December 31, 1997, an increase from the approximate 43.7% at December 31, 1996. Commercial loans include business purpose loans to both businesses and individuals which are payable on demand or within a specified period of time.

As of December 31, 1997, agricultural loans totaled $10,290,535, an increase from the $6,249,021 in 1996. The total of $10,290,535 is approximately 21.2% of the total loan portfolio, an increase from the 16.2% in December 31, 1996, and is approximately 12.8% of the Bank=s earning assets which is an increase over December 31, 1996 of 13.5%. At December 31, 1997, consumer loans totaled $7,406,185, which represented approximately 15.3% of the Bank's total loan portfolio, a decrease from the approximately 17.1% at December 31, 1996. Total consumer loans were approximately 12.9% off the Bank's total earning assets at December 31, 1997, a slight decrease from the previous year of approximately 13.5%. Consumer loans are consumer purpose loans made to both businesses and individuals.

The Bank's investment portfolio at December 31, 1997 of $7,942,162 (based on securities held available for sale marked to approximate fair market value) comprised approximately 13.8% of the Bank's total earning assets, as compared to 21.4% at December 31, 1996. The investment securities are primarily concentrated in U. S. Treasury securities, obligations of other U. S. Government agencies, municipals and corporations. As of December 31, 1997, the Bank's investment portfolio had 31.3% adjustable rate securities.

The FASB 115 rule regarding "Accounting For Certain Investments in Debt and Equity Securities" was implemented the first quarter of 1994. The new rule required financial institutions to segregate their investment portfolio into three categories; 1) securities held-to-maturity (HTM), 2) securities available for sale (AFS), and 3) trading securities. Securities available for sale are to be marked to a fair market value. Unrealized holding gains and losses for AFS securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Unrealized holding gains and losses for trading securities are included in earnings. As of December 31, 1997, the Bank's investment portfolio, based on Marked to Market, consisted of $5,511,678 in AFS and $2,430,484, in HTM. The net effect to stockholders' equity as of December 31, 1997 was a net loss in reserve for securities of $8,907.

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

When calculating total earning assets, the amount of $892,887 as of December 31, 1997 was added to total earning assets. This amount represents the cash surrender value of whole life insurance policies purchased primarily to fund a deferred benefit pension plan implemented in 1993 for officers of the Bank who qualified for the program.

NONINTEREST EARNING ASSETS: Noninterest earning assets accounted for approximately 11.1% of the Company's total assets at December 31, 1997, a decrease from the approximately 11.4% at December 31, 1996. The total noninterest earning assets primarily consisted of cash and funds placed on deposit in accounts with other banks. Of the total $7,094,162 of noninterest earning assets, cash and noninterest bearing deposits totaled $3,516,862. Other significant noninterest earning assets consisted of fixed assets and interest receivable.

FUNDING SOURCES: The primary source of funds for the Bank's lending and investment activities is deposits. At December 31, 1997, the Bank's total deposits were $55,046,607, an increase of $6,170,807 from total deposits of $48,875,800 at December 31, 1996 or an increase of 12.6%. Approximately 83.3% of the Bank's total deposits at December 31, 1997 were concentrated in interest-bearing accounts, which is typical in the Bank's market area. Also note that included in interest-bearing accounts are the Bank's NOW accounts which are the only types of checking accounts offered to its customers. Only a percentage of these accounts maintain a sufficient balance to earn interest. The Bank had 25.0% of its deposits in NOW and money market accounts, compared with 24.8% at December 31, 1996. The Bank had 58.3% of its deposits in time deposits (savings accounts and certificates of deposits), a slight increase from the approximately 57.6% at December 31, 1996. The cost of funds (interest expense) of $1,659,414 paid on the Bank's average interest-bearing deposits of $42,880,000 for the period from January 1, 1997 through December 31, 1997 was 3.9%, as compared to the cost of funds of $1,514,224 paid on the Bank's average interest-bearing deposits of $39,561,000 for the period from January 1, 1996 through December 31, 1996 of 3.8%. While there is a high concentration of certificates of deposits, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that such high concentration is primarily due to customer relationships and not the higher than market rates typically offered by such certificates. The Bank is not in the practice of paying above market rates on deposits.

Effective August 15, 1995, the Federal Housing Finance Board approved Valrico State Bank's membership to the Federal Home Loan Bank of Atlanta. Being a member offers alternative funding sources for the Bank.

OTHER INCOME: The Bank's noninterest income for the period from January 1, 1997 through December 31, 1997 was $515,361. The sources reflected in noninterest income were from service charges on deposit accounts of $428,698 and nondeposit income of $86,663. This is an increase of $84,366 compared to the $430,995 of noninterest income reported for the twelve month period ended December 31, 1996.

OTHER EXPENSES: The Bank's noninterest expenses for the period from January 1, 1997 through December 31, 1997 were $2,613,955 or approximately $217,830 average per month as compared to $2,407,808 or approximately $200,651 average per month for the period from January 1, 1996 through December 31, 1996. Noninterest expense for 1995 was $2,155,585 or approximately $179,632 average per month for the twelve month period ended December 31, 1995. The amount of $2,613,955 for December 31, 1997 consisted primarily of $1,304,265 in salaries and benefits, $243,388 of occupancy expense for all its offices, equipment expenses of $270,367 and $795,935 of other operating expenses. Other operating expenses primarily consisted of marketing expense, taxes (intangible and sales), insurance (FDIC, blanket bond and property), state assessments, professional fees (accounting, audit and legal), office supplies, postage and delivery, service fees and amortization of capitalized expenses.

The opening of a second branch office in September 1995 attributed to the overall increase in expense, especially in the area of other expenses. Therefore, as of December 31, 1997, branch related expenses for the Plant City office operations were $209,352. Then the opening of a third branch office in June 1997 attributed to the overall increase in expense, especially in the areas of occupancy and other expenses. As of December 31, 1997, branch related expenses for the Jim Redman operations were $135,379.

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

The Bank charged to operations $300,000 for provision for loan losses in 1997 and $181,444 and $97,500, respectively, for 1996 and 1995. The amount of $300,000 was added to the beginning balance of $500,504 for the period ended December 31, 1996 for a total accumulated provision less net charge-offs for the period ended December 31, 1997 of $576,347. The Bank charged off loans during the period from January 1, 1997 through December 31, 1997 in the amount of $262,719 and reflected recoveries of $38,562 leaving a net balance in the allowance for loan losses for the period ended December 31, 1997 of $576,347. As of December 31, 1997, the allowance for loan losses of $576,347 was 1.2% of total loans outstanding of $48,490,667.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or both, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. At December 31, 1997 and December 31, 1996, the Bank's loans designated as nonaccrual totaled $49,000 and $153,277, respectively.

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

At December 31, 1997 and December 31, 1996, loans totaling $336,362 and $96,959, respectively, had been classified as impaired.

INCOME TAXES: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which uses the asset and liability method of accounting for income taxes.

Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of nontaxable income, such as interest on state and municipal securities, tax-exempt loans, and includes deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method pursuant in FAS 109, Accounting for Income Taxes. For 1997, net income before taxes was $424,803 and after taxes of $100,991, the net income was $323,812. See Note N of Notes to Consolidated Financial Statements.

CAPITAL RESOURCES: A strong capital position, which is vital to the continued profitability of the Company, also promotes depositor and shareholder confidence and provides a solid foundation for the future growth of the Bank. The Bank has provided for its capital requirements through the retention of earnings. The Bank's growth through its expansion program of opening two branches, one in 1994 and the other in 1995, have obviously had a negative impact on earnings. However, the Bank's net positive earnings over the past few years has strengthened the overall capital position. At December 31, 1997, the Bank's Tier 1 capital position was 6.67% ($4,246,056 shareholders' equity divided by total assets of $63,802,094) and the Bank's Tier 2 capital was 7.56% determined by adding loan loss reserves of $576,347 to shareholders' equity of $4,246,056 and dividing by total assets of $63,802,094 Total Tier 1 capital to total risk-weighted assets as of December 31, 1997 was 8.44% and total capital (Tier 2) to total risk-weighted assets was 9.60% compared to 9.55% and 10.78%, respectively, in 1996.

LIQUIDITY: Liquidity is the ability of the Bank to meet present and future financial obligations either through the sale or maturity of existing assets or by the acquisition of funds through asset and liability management. Management of the Bank continually evaluates its liquidity position and seeks to achieve its desired liquidity objectives from both assets and liabilities. Asset liquidity is achieved through the continuous maturing of earning assets and by investing in short-term marketable assets. Liability liquidity is available through continued deposit growth, maturity structure and accessibility to market sources of funds.

As of December 31, 1997, the Bank's liquidity ratio was 19.3% derived by dividing net cash, short-term, and marketable assets of $.5 million by net deposits of $55.1 million. The Bank's dependency ratio as of December 31, 1997 was 10.99%. This ratio is determined by taking the Bank's volatile liabilities (primarily Jumbo certificates) of $6.6 million less short-term investments of $.5 million divided by adjusted total earning assets of $56.4 million. In 1996 and 1995, the Bank had maintained a liquidity ratio on an average of 25% to 35%. As noted in "Funding Sources" above, management of the Bank believes that the high concentration of time deposits is primarily due to customer relationships and not the attraction of the higher than market rates typically offered by certificates of deposits.

IMPACT OF INFLATION AND CHANGING PRICES:   Unlike most industrial companies,
virtually all of the Bank's assets and liabilities, like those of other financial institutions, are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of a financial institution's assets and liabilities are also critical to the maintenance of acceptable performance levels.

RECENT ACCOUNTING PRONOUNCEMENTS: In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long- lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. FAS 121, which was effective for the first quarter of 1996, did not have any significant effect on the Company.

The Bank does not have any financial instruments which would be affected by Financial Accounting Standard Boards Statement No. 119 ("FAS 119"). FAS 119 requires new qualitative disclosures regarding derivative financial instruments (e.g. futures, forwards, swaps and options).

In June 1997, the Financial Accounting Standards Board issued Statement
No. 130 ("FAS 130"), "Reporting Comprehensive Income," establishes standards for reporting comprehensive income in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available-for-sale, underfunded pension obligations and employee stock options. FAS 130 is effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 will require additional disclosures in the 1998 financial statements but will not have an impact on the Company's balance sheet or Statement of Income.

FORWARD-LOOKING STATEMENTS: This filing contains forward-looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the Bank's market), competition for customers from other providers of financial services, government legislation and regulation which changes from time to time and over which the Company and the Bank have no control, changes in interest rates, the impact of the Bank's growth, and other risks detailed in the Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

TABLES TO ITEM 7

The following tables attached to this Form 10-K in response to Item 7 are intended to be supplementary information to be read in conjunction with management's discussion and analysis of financial condition and result of operations.

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



               (Remainder of this page intentionally left blank)

                                    TABLE I


                   AVERAGE BALANCES, INTEREST, AND YIELD/RATE
                             (DOLLARS IN THOUSANDS)



                                                    1997                           1996                          1995
                                        ---------------------------    -----------------------------   -------------------------
                                        AVERAGE              YIELD/    AVERAGE                YIELD/   AVERAGE            YIELD/
                                        BALANCE   INTEREST    RATE     BALANCE   INTEREST     RATE     BALANCE  INTEREST   RATE
                                        ---------------------------    -----------------------------   -------------------------
ASSETS:
Earning assets:
  Loans, net of unearned income       $ 41,230     $ 3,880     9.41%   $ 35,271   $ 3,328   9.44%    $31,068    $ 2,988   9.62%
  Investments securities:
   Taxable                               8,321         550     6.61%      8,812       549   6.23%      8,493        533   6.28%
   Tax exempt                            1,285          65     5.06%        839        41   4.89%        100          3   3.00%
  Federal funds sold                     2,011         107     5.32%      3,034       162   5.34%      2,254        131   5.81%
                                      --------     -------             --------   -------             ------     ------
     Total earnings assets              52,847       4,602     8.71%     47,956     4,080   8.51%     41,915      3,655   8.72%
Allowance for loan losses                 (541)    -------                 (480)  -------               (458)    ------
Cash and due from banks                  3,994                            3,035                        2,723
Other assets                             4,022                            2,532                        2,453
                                      --------                         --------                     --------

     Total assets                     $ 60,322                         $ 53,043                     $ 46,633
                                      ========                         ========                     ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY:
Interest bearing liabilities:
  Deposits:
   NOW accounts                        $ 9,459       $ 168     1.78%    $ 8,275     $ 142   1.72%    $ 6,782      $ 114   1.68%
   Money market accounts                 3,923         108     2.75%      4,228       106   2.51%      4,663        124   2.66%
   Savings accounts                      6,287         146     2.32%      6,195       147   2.37%      5,835        137   2.35%
   Time, $100,000 and over               5,315         293     5.51%      4,398       227   5.16%      4,156        216   5.20%
   Other time deposits                  17,896         945     5.28%     16,465       893   5.42%     14,273        811   5.68%
                                      --------       -----              -------     -----            -------      -----
     Total interest bearing deposits    42,880       1,660     3.87%     39,561     1,515   3.83%     35,709      1,402   3.93%

  Securities sold under agreement to
   repurchase, Federal funds purchased
   and other borrowings                  3,113         228     7.32%        697        30   4.30%        209          8   3.83%
                                       -------       -----              -------     -----            -------      -----
     Total interest bearing liabilities 45,993       1,888     4.10%     40,258     1,545   3.84%     35,918      1,410   3.93%
                                                     -----                          -----                         -----
Demand deposits (noninterest bearing)    9,411                            8,439                        6,628
Accrued expenses and other
 liabilities                               862                              669                          689
Shareholders' equity                     4,056                            3,677                        3,398
                                      --------                         --------                     --------
     Total liabilities and
      shareholders' equity            $ 60,322                         $ 53,043                     $ 46,633
                                      ========                         ========                     ========
  Net interest income/
   net interest spread                             $ 2,714     4.61%              $ 2,535   4.67%               $ 2,245   4.79%
                                                   =======                        =======                       =======
  Net yield on earning assets                                  5.14%                        5.29%                         5.36%

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


                            VOLUME AND RATE ANALYSIS
                                 (IN THOUSANDS)


                                        1997 VERSUS 1996                  1996 VERSUS 1995
                                         CHANGE DUE TO:                    CHANGE DUE TO:
                                 ---------------------------       ----------------------------
                                VOLUME    RATE       TOTAL         VOLUME    RATE    TOTAL
                                -------   --------   --------      --------   ----    -----
   INTEREST INCOME
     Loans                      $  563     $  (11)    $  552        $  397    $  (57)    $  340
     Investment securities          (9)        34         25            65       (11)        54
     Other earning assets          (54)        (1)       (55)           43       (12)        31
                                ------     ------     ------        ------    ------     ------
           Total                   500         22        522           505       (80)       425
                                ------     ------     ------        ------    ------     ------

   INTEREST EXPENSE
     Deposits                      129         16        145           149       (36)       113
     Borrowings                    176         22        198            20         2         22
                                ------     ------     ------        ------    ------     ------
           Total                   305         38        343           169       (34)       135
                                ------     ------     ------        ------    ------     ------

           Net change           $  195    $   (16)   $   179        $  336    $  (46)    $  290
                                ======    =======    =======        ======    ======     ======

                 INTEREST RATE SENSITIVITY - REPRICING INTERVAL
                             (DOLLARS IN THOUSANDS)



                                                                       AFTER THREE       AFTER ONE       AFTER THREE
                                                         WITHIN         MONTHS BUT       YEAR BUT        YEARS BUT         AFTER
                                                          THREE         WITHIN ONE      WITHIN THREE     WITHIN FIVE       FIVE
DECEMBER 31, 1997                                        MONTHS            YEAR            YEARS           YEARS           YEARS
--------------------------                             -----------      ----------      ------------    -----------    -----------
ASSETS
   Loans                                                $   20,728      $    6,410      $    9,257      $    8,795     $    3,259
   Securities                                                1,386           1,479           1,795           1,524          1,753
                                                        ----------      ----------      ----------      ----------     ----------
     Total interest sensitive assets (ISA)                  22,114           7,889          11,052          10,319          5,012
                                                        ----------      ----------      ----------      ----------     ----------
LIABILITIES
   Interest bearing deposits                                12,399          16,602           4,884           4,695          7,257
   Federal funds purchased                                   1,872               0               0               0              0
   Short term borrowings                                       500               0               0               0              0
                                                        ----------      ----------      ----------      ----------     ----------
     Total interest sensitive liabilities (ISL)             14,771          16,602           4,884           4,695          7,257
                                                        ----------      ----------      ----------      ----------     ----------

   Net position of ISA minus ISL                        $    7,343      $   (8,713)     $    6,168      $    5,624     $   (2,245)
   Cumulative net position of ISA minus ISL             $    7,343      $   (1,370)     $    4,798      $   10,422     $    8,177
   Cumulative net position as a percent
    of total assets                                          11.51           (2.15)           7.52           16.33          12.82




               (Remainder of this page intentionally left blank)

                                    TABLE II

                              INVESTMENT PORTFOLIO
                                (AMORTIZED COST)


            DECEMBER 31,                                     1997                        1996                      1995
-----------------------------------------                -------------               -------------              ------------
Securities to be held-to-maturity:
   1. U. S. Treasury securities                          $           0               $           0              $          0
   2. U. S. Government agencies                                      0                           0                         0
   3. Mortgage-backed securities                             1,147,657                   1,958,698                 2,643,379
   4. Other                                                  1,282,827                   1,281,692                   275,000
                                                         -------------               -------------              ------------
           Subtotals                                         2,430,484                   3,240,390                 2,918,379
                                                         -------------               -------------              ------------
Securities available-for-sale:
   1. U. S. Treasury securities                                753,063                   1,260,346                   250,102
   2. U. S. Government agencies                                924,300                   2,002,281                 2,090,164
   3. Mortgage-backed securities                             3,295,644                   3,505,924                 2,397,566
   4. Other                                                    533,641                     400,412                   396,234
                                                         -------------               -------------              ------------
           Subtotals                                         5,506,648                   7,168,963                 5,134,066
                                                         -------------               -------------              ------------

           Total investment securities                   $   7,937,132               $  10,409,353              $  8,052,445
                                                         =============               =============              ============



                    INVESTMENT SECURITIES MATURITY SCHEDULE
                             (DOLLARS IN THOUSANDS)

                                        MATURITY SCHEDULE                MATURITY SCHEDULE                MATURITY SCHEDULE
                                            IN 1997                            IN 1996                          IN 1995
                                       -------------------              --------------------             ------------------
                                       AMOUNT        YIELD              AMOUNT         YIELD             AMOUNT      YIELD
                                       ------        -----              ------         -----             ------      -----
                                         WITHIN ONE YEAR                   WITHIN ONE YEAR                 WITHIN ONE YEAR
                                       -------------------              --------------------             ------------------
SECURITY TYPE:
   1. U. S. Treasury securities         $  247,626    6.12%              $        0    0.00%             $  250,104    4.22%
   2. U. S. Government agencies                  0    0.00%                       0    0.00%                      0    0.00%
   3. Mortgage-backed securities                 0    0.00%                  18,764    9.52%                      0    0.00%
   4. Other                                      0    0.00%                 251,811    5.31%                      0    0.00%
                                        ----------                       ----------                      ----------

           Totals                       $  247,626                       $  270,575                      $  250,104
                                        ==========                       ==========                      ==========

                                         AFTER ONE YEAR BUT              AFTER ONE YEAR BUT             AFTER ONE YEAR BUT
                                         WITHIN FIVE YEARS               WITHIN FIVE YEARS              WITHIN FIVE YEARS
                                        -------------------              -------------------            -------------------
SECURITY TYPE:
   1. U. S. Treasury securities         $  505,437    6.23%              $1,260,346    6.16%             $        0     0.00%
   2. U. S. Government agencies            250,000    7.00%               1,165,000    6.38%              1,501,962     6.25%
   3. Mortgage-backed securities           566,061    6.63%                 630,270    7.88%                 31,697     9.51%
   4. Other                                275,000    4.60%                       0    0.00%                254,133     5.29%
                                         ---------                       ----------                      ----------

           Totals                       $1,596,498                       $3,055,616                      $1,787,792
                                        ==========                       ==========                      ==========


                                        AFTER FIVE YEARS BUT             AFTER FIVE YEARS BUT          AFTER FIVE YEARS BUT
                                          WITHIN TEN YEARS                 WITHIN TEN YEARS              WITHIN TEN YEARS
                                        --------------------             --------------------          --------------------

SECURITY TYPE:
   1. U. S. Treasury securities         $        0    0.00%              $        0    0.00%             $        0   0.00%
   2. U. S. Government agencies            674,300    6.21%                 673,419    6.65%                383,451   6.14%
   3. Mortgage-backed securities         1,221,299    5.87%               1,451,000    7.43%              2,083,513   7.66%
   4. Other                                266,414    5.15%                 540,647    4.82%                417,100   5.45%
                                        ----------                       ----------                      ----------

           Totals                       $2,162,013                       $2,665,066                      $2,884,064
                                        ==========                       ==========                      ==========



                                          AFTER TEN YEARS                   AFTER TEN YEARS               AFTER TEN YEARS
                                        -------------------              ---------------------        ----------------------
SECURITY TYPE:
   1. U. S. Treasury securities         $        0    0.00%              $        0      0.00%        $          0     0.00%
   2. U. S. Government agencies                  0    0.00%                 163,861      6.69%             204,751     7.43%
   3. Mortgage-backed securities         2,655,941    6.44%               3,364,588      6.45%           2,925,734     6.56%
   4. Other                              1,275,054    6.38%                 889,647      5.81%                   0     0.00%
                                        ----------                       ----------                      ----------

           Totals                       $3,930,995                       $4,418,096                      $3,130,485
                                        ==========                       ==========                      ==========

                                   TABLE III

                                 LOAN PORTFOLIO
                             (DOLLARS IN THOUSANDS)

        DECEMBER 31,                                1997                             1996                          1995
-----------------------------                --------------------            ---------------------          ---------------------
                                                        PERCENT                          PERCENT                       PERCENT
                                              AMOUNT    OF TOTAL               AMOUNT    OF TOTAL             AMOUNT   OF TOTAL
                                            ---------------------            ---------------------          --------------------
LOAN TYPE:
   1.      Commercial                       $   25,567      52.7%            $  21,241      55.3%           $  17,190     51.0%
   2.      Agricultural                         10,290      21.2%                6,249      16.2%               6,646     19.7%
   3.      Real estate (1-4 family)              5,227      10.8%                4,368      11.4%               3,366     10.0%
   4.      Installment and other                 7,406      15.3%                6,576      17.1%               6,507     19.3%
                                            ----------  ---------            ---------  ---------           ----------   -------

               Total loans                      48,490     100.0%               38,434     100.0%              33,709    100.0%

   Less:  unearned income                          (41)                            (36)                           (26)
   Less:  allowance for loan losses               (576)                           (501)                          (492)
                                            ----------                       ---------                      ---------

              Total loans less allowance and
            unearned income                 $   47,873                       $  37,897                      $  33,191
                                            ==========                       =========                      =========


         SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY SCHEDULES
                                 (IN THOUSANDS)

DeCEMBER 31,                                  1997                             1996                            1995
---------------------------------          -----------                      ----------                      ----------
                                              WITHIN                          WITHIN                          WITHIN
LOAN TYPE:                                   ONE YEAR                        ONE YEAR                        ONE YEAR
                                           ------------                     -----------                     ----------
   1.      Commercial                       $   14,044                       $  13,408                      $  10,161
   2.      Agricultural                          8,363                           6,078                          6,377
   3.      Real estate (1-4 family)              1,964                           2,339                          1,743
   4.      Installment and other                 3,302                           2,633                          2,683
                                            ----------                      ----------                     ----------

               Totals                        $  27,673                       $  24,458                      $  20,964
                                            ==========                      ==========                     ==========

                                             AFTER ONE                      AFTER ONE                        AFTER ONE
                                             YEAR BUT                        YEAR BUT                        YEAR BUT
                                              WITHIN                          WITHIN                          WITHIN
LOAN TYPE:                                  FIVE YEARS                      FIVE YEARS                      FIVE YEARS
                                            ----------                      ----------                     -----------
   1.      Commercial                       $    8,791                       $   7,600                      $   4,470
   2.      Agricultural                          1,927                             171                            269
   3.      Real estate (1-4 family)              2,593                           1,856                          1,547
   4.      Installment and other                 3,565                           3,541                          3,336
                                            ----------                       ---------                     ----------

               Totals                        $  16,876                       $  13,168                      $   9,622
                                            ==========                      ==========                     ==========

                                            AFTER FIVE                       AFTER FIVE                     AFTER FIVE
LOAN TYPE:                                     YEARS                           YEARS                           YEARS
                                            -----------                      ----------                     ----------
   1.      Commercial                       $    2,732                       $     233                      $   2,559
   2.      Agricultural                              0                               0                              0
   3.      Real estate (1-4 family)                670                             173                             76
   4.      Installment and other                   539                             402                           3488
                                            ----------                      ----------                     ----------

               Totals                        $   3,941                       $     808                      $   3,123
                                            ==========                      ==========                     ==========


                RATE STRUCTURE FOR LOANS MATURING OVER ONE YEAR
                                 (IN THOUSANDS)

                                               WITH PRE-   WITH               WITH PRE-     WITH             WITH PRE-     WITH
                                              DETERMINED  FLOATING           DETERMINED   FLOATING          DETERMINED   FLOATING
                                               INTEREST     OR                INTEREST       OR              INTEREST       OR
                                                 RATE    ADJUSTABLE             RATE      ADJUSTABLE           RATE     ADJUSTABLE
                                                            RATE                             RATE                          RATE
                                             ---------    --------           ---------    ----------         ---------  ----------
LOAN TYPE:                                     AMOUNT      AMOUNT              AMOUNT       AMOUNT             AMOUNT     AMOUNT
                                             ---------    --------           ---------    ----------         ---------  ----------
   1.      Commercial                       $    9,107    $2,416             $   5,487    $ 2,346           $   3,885    $3,144
   2.      Agricultural                          1,927         0                   171          0                 269         0
   3.      Real estate (1-4 family)              3,263         0                 2,029          0               1,623         0
   4.      Installment and other                 4,104         0                 3,943          0               3,824         0
                                            ----------   -------            ----------   --------          ----------   -------

               Totals                        $  18,401    $2,416             $  11,630    $ 2,346           $   9,601    $3,144
                                            ==========   =======            ==========   ========          ==========   =======

                                    TABLE IV


                        SUMMARY OF LOAN LOSS EXPERIENCE

     YEAR ENDED DECEMBER 31,                   1997                             1996                           1995
-------------------------------------       ----------                       ----------                     ----------
Balance at beginning of period              $  500,504                       $  491,563                     $  397,281
                                            ----------                       ----------                     ----------

   Charge-offs:
     Commercial loans                          213,248                          189,491                            860
     Commercial mortgage loans                       0                                0                              0
     Construction loans                              0                                0                              0
     Residential mortgage loans                    947                                0                              0
     Consumer loans                             48,524                           14,875                          5,827
                                            ----------                       ----------                     ----------

           Total charge-offs                   262,719                          204,366                          6,687
                                            ----------                       ----------                     ----------

   Recoveries:
     Commercial loans                           27,237                           30,656                              0
     Commercial mortgage loans                       0                                0                              0
     Construction loans                              0                                0                              0
     Residential mortgage loans                      0                                0                              0
     Consumer loans                             11,325                            1,207                          3,469
                                            ----------                       ----------                     ----------

           Total recoveries                     38,562                           31,863                          3,469
                                            ----------                       ----------                     ----------

Net of charge-offs less recoveries             224,157                          172,503                          3,218

Additions charged to operations                300,000                          181,444                         97,500
                                            ----------                       ----------                     ----------

Balance at end of period                    $  576,347                       $  500,504                     $  491,563
                                            ==========                       ==========                     ==========

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

            DECEMBER 31,                               1997                             1996                           1995
---------------------------------------       ----------------------           ----------------------         ---------------------
                                                         PERCENT OF                       PERCENT OF                     PERCENT OF
                                                       LOANS IN EACH                    LOANS IN EACH                  LOANS IN EACH
                                                        CATEGORY TO                      CATEGORY TO                    CATEGORY TO
                                              AMOUNT    TOTAL LOANS            AMOUNT    TOTAL LOANS          AMOUNT    TOTAL LOANS
                                              ------    -----------            ------    -----------          ------    -----------
Balance at end of period applicable to:
   Commercial and agricultural              $  411,786      73.9             $  350,354      71.5           $  344,094     70.7
   Real estate                                 100,327      10.8                100,100      11.4               98,313     10.0
   Installment and other                        64,234      15.3                 50,050      17.1               49,156     19.3
                                            ----------     -----             ----------     -----           ----------    -----

                                            $  576,347     100.0             $  500,504     100.0           $  491,563    100.0
                                            ==========     =====             ==========     =====           ==========    =====

                                    TABLE V


                                    DEPOSITS
                             (DOLLARS IN THOUSANDS)



     YEAR ENDED DECEMBER 31,                         1997                            1996                           1995
-------------------------------------       ---------------------            ---------------------          --------------------
                                              AVERAGE    AVERAGE              AVERAGE     AVERAGE            AVERAGE    AVERAGE
                                              BALANCE     RATE                BALANCE      RATE              BALANCE     RATE
                                            ---------------------            ---------------------          --------------------
Deposits:
   Noninterest demand deposits              $     9,411     0.00%            $    8,439      0.00%          $    6,628     0.00%
                                            -----------                      ----------                     ----------

   Interest earning deposits:
     NOW accounts                                 9,459     1.78%                 8,275      1.72%               6,782     1.68%
     Money market accounts                        3,923     2.75%                 4,228      2.51%               4,663     2.66%
     Savings accounts                             6,287     2.32%                 6,195      2.37%               5,835     2.35%
     Time, $100,000 and over                      5,315     5.51%                 4,398      5.16%               4,156     5.20%
     Other time deposits                         17,896     5.28%                16,465      5.42%              14,273     5.68%
                                            -----------                      ----------                     ----------

     Total interest earning deposits             42,880     3.87%                39,561      3.83%              35,709     3.93%
                                            -----------                      ----------                     ----------

           Total deposits                   $    52,291                      $   48,000                     $   42,337
                                            ===========                      ==========                     ==========

                   MATURITIES OF TIME DEPOSITS OVER $100,000
                                 (IN THOUSANDS)

           DECEMBER 31,                              1997                            1996                           1995
--------------------------------------      ----------------------         ------------------------       ------------------------
                                                           Other                            Other                          Other
                                            Certificates   Time            Certificates      Time         Certificates      Time
                                            Of Deposits   Deposits         Of Deposits     Deposits        Of Deposits    Deposits
                                               Over         Over               Over          Over              Over         Over
                                            $ 100,000    $ 100,000          $ 100,000     $ 100,000         $ 100,000    $ 100,000
                                            ---------    ---------          ---------     ---------         ---------    ---------
Three months or less                        $   1,923    $       0          $   1,255     $       0         $   1,580            0
Over three through six months                   1,328            0              1,461             0               930            0
Over six through twelve months                  1,953            0                300             0               700            0
Over twelve months                              1,100            0              1,439             0               727            0
                                            ---------    ---------          ---------     ---------         ---------    ---------

           Total                            $   6,304    $       0          $   4,455     $       0         $   3,937    $       0
                                            =========    =========          =========     =========         =========    =========

                                    TABLE VI


                          RETURN ON EQUITY AND ASSETS

          DECEMBER 31,                          1997           1996              1995
--------------------------------             -----------    -----------       ------------
                                               PERCENT        PERCENT           PERCENT
                                             -----------    -----------       ------------
Return on average assets                        0.54%          0.66%             0.79%
Return on average common equity                 7.64%          9.46%            10.85%
Common dividend payout ratio                    9.17%          8.55%             8.19%
Average equity to average assets ratio          6.72%          6.93%             7.29%

                          LEVERAGE RATIO CALCULATIONS
                                 (IN THOUSANDS)

         DECEMBER 31,                        1997              1996               1995
-------------------------------------     ----------        -----------        ----------
Total average assets                      $   60,322        $    53,043        $   46,633
     Less intangibles                              0                  0                 0
                                          ----------        -----------        ----------

     Total tangible average assets        $   60,322        $    53,043        $   46,633
                                          ==========        ===========        ==========


Total common shareholders' equity         $    4,237        $     3,920        $    3,631
     Less intangibles                              0                  0                 0
                                          ----------        -----------        ----------

     Total tangible period-end common
        shareholders' equity              $    4,237        $     3,920        $    3,631
                                          ==========        ===========        ==========


Leverage ratio                                  7.02%          7.39%             7.79%

                           RISK-BASED CAPITAL RATIOS

            DECEMBER 31,                        1997           1996              1995
------------------------------------         -----------    -----------       ------------
Risk-based capital ratios:

     Tier I capital ratio                       8.44%           9.55%            9.81%

     Total risk-based capital ratio             9.60%          10.78%           11.06%

                                   TABLE VII



                             SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)

YEAR ENDED DECEMBER 31,                             1997                          1996                          1995
                                         --------------------------    --------------------------    --------------------------
                                                       SECURITIES                    SECURITIES                    SECURITIES
                                          FEDERAL      SOLD UNDER       FEDERAL      SOLD UNDER       FEDERAL      SOLD UNDER
                                           FUNDS       AGREEMENTS        FUNDS       AGREEMENTS        FUNDS       AGREEMENTS
                                         PURCHASED    TO REPURCHASE    PURCHASED    TO REPURCHASE    PURCHASED    TO REPURCHASE
                                         ---------    -------------    ---------    -------------    ---------    -------------

Maximum outstanding at any month-end    $     3,562    $       800    $     1,745    $       656     $      359     $      522

Average balance                         $     2,011    $       468    $       770    $       440     $       50     $      158

Ending balance                          $     1,872    $       500    $     1,100    $       488     $        0     $      390

Average interest rate                          5.88%          3.75%          5.76%          5.20%          6.50%          4.77%

Average interest rate at year-end              5.82%          3.45%          5.75%          5.25%          0.00%          4.61%



               (Remainder of this page intentionally left blank)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement of the Company and the related notes thereto required by Subpart F have been included immediately following Item 13 in Part IV of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants, nor were there any disagreements with accountants on accounting and financial disclosure.

-----------------------------------------------------------------------------
                                   PART III
-----------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled "Election of Directors" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange within 120 days of the end of the Company's fiscal year ended December 31, 1997.

PRINCIPAL OFFICERS OF THE COMPANY AND ITS SUBSIDIARY BANK

All principal officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understanding between the Company and any principal officer pursuant to which any such person was elected as a principal officer of the Company.

J. E. ABOB@ MCLEAN, III, 61, is Chairman of the Bank and Company and was elected President and CEO in May 1997 of the Company. Mr. McLean is the owner and President of J. E. McLean & Sons, a family business he took over in 1967. He is a citrus grower who also harvests and ships fruit. Prior to that, Mr. McLean was a banker at Marine Bank of Tampa and was employed with Tampa Electric for three and a half years. He is a third generation of Valrico, attending Brandon High School and the University of Florida for a couple of years. Mr. McLean served in the Army. He has served as Chairman of the Board of the Bank since its inception in 1989 and has served as Chairman of the Board for the Company since May 1995.

JERRY L. BALL, 45, The President and CEO of the Bank is also the Executive Vice President of the Company. In May 1997, Mr. Ball was promoted to his current position. From 1989 to May 1995, Mr. Ball served in the position of Senior Vice President and Cashier. From 1980 to April 1989, Mr. Ball was an Assistant Vice President and Branch Manager for First Union National Bank of Florida. Mr. Ball attended King College and received a B.A. degree in Business and Economics. He is a graduate of the School of Banking at the University of Florida. Mr. Ball has over 21 years of banking experience.

DONALD WEAVER, 55, joined the Company and Bank in November 1995. He was hired as Senior Vice President of Commercial Loans of the Bank. In May 1997, he was promoted to Executive Vice President and Director of Commercial Loans and was elected to the position of Secretary to the Company. He has 35 years in commercial banking, all within the Hillsborough County area. He came to our Bank from Peoples Bank of Lakeland where he served as Vice President and Commercial Loan Manager since 1990. He attended Hillsborough Community College and has attended a number of banking schools. He has been a resident of the Brandon area for over 24 years.

Set forth below are the names and ages of the other principal officers of the Company's subsidiary bank, giving their principal occupation and business experience of each such principal officer during the past six years. All of such information has been furnished by each such person.

GLENN J. CHASTEEN, 46, is currently serving as Senior Vice President-Consumer Loans. He has been the Bank=s installment lender since June 1989. From January 1987 to October 1988, Mr. Chasteen served as Senior Vice President of San Antonio Citizens Federal Credit Union. From February 1980 to January 1987, Mr. Chasteen served as Vice President-Consumer Lending with Sun Bank of Tampa Bay (formerly known as Brandon State Bank).

ROBERT N. MORRIS, 71, has served as Senior Vice President-Agriculture Loans of the Bank since April 1991. Mr. Morris serves in this position on a part-time basis. From June 1985 to December 1990, Mr. Morris was employed as Vice President-Agriculture Loans of Barnett Bank. Mr. Morris has over 30 years of banking experience.

ROY SCHRETT, 60, has served as Senior Vice President-Commercial Loans since his employment April 1997. Mr. Schrett was with South Hillsborough Community Bank, a local independent bank, serving in the capacity of Senior Vice President and Senior Lending Officer. Prior employment has been with Southtrust Bank of West Florida, Nazareth National Bank, and Marine Midland Bank, N.A. Mr. Schrett has over 39 years of banking experience. Mr. Schrett graduated Summa Cum Laude, B.A. degree from Allentown College of St. Frances de Sales, University of Buffalo, A.A.S. degree, Graduate Lending School, University of Oklahoma and has taken several banking courses.

CAROL TODD JOHNSON, 66, has served as Vice President and Business Development Officer of the Bank since June 1991. Mrs. Johnson serves in this position on a part-time basis and was promoted in 1995 to Vice President-Business Development. From 1972 to May 1991, Mrs. Johnson was Vice President of Business and Community Development Officer at the Brandon office of Barnett Bank.

ITEM 11.  MANAGEMENT COMPENSATION AND TRANSACTIONS

The information required by Item 11 pertaining to management compensation and transactions with management of the Company is incorporated herein by reference to the sections entitled "Executive Compensation and Other Information" and "Certain Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which will be filed with the Federal Deposit Insurance Corporation within 120 days of the end of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The only class of voting securities of the Company is its Common Stock, 299,115 shares of which were outstanding as of December 31, 1997. To the best knowledge of the Company, other than Messrs, Carlton, Holmberg and Amerson (whose shareholdings are listed in "Security Ownership of Management" below), there are no other persons who own beneficially more than five percent (5%) of the Company's Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

The information set forth below as to the beneficial ownership of shares of Common Stock of the Company by each director of the Company, and by all directors and principal officers of the Company as a group, as of December 31, 1997 has been furnished by the respective persons.

                                                         AMOUNT AND NATURE
       NAME OF BENEFICIAL                                  OF BENEFICIAL
             OWNER                                          OWNERSHIP                         PERCENT OF CLASS
-------------------------------------------           ---------------------                  ------------------
LeVaughn Amerson                                          25,400 (1)                              8.49
Jerry L. Ball                                                250 (1)                               .08
C. Dennis Carlton                                         20,625 (2)                              6.89
H. Leroy English                                           4,122 (1)                              1.38
Gregory L. Henderson                                      10,500 (3)                              3.51
Douglas A. Holmberg                                       29,107 (4)                              9.73
Charles E. Jennings, Jr.                                   9,466 (5)                              3.16
J. E. "Bob" McLean, III                                   12,470 (6)                              4.17
J. "Bill" Noriega, Jr.                                     7,526 (7)                              2.52

All directors and principal                             119,466                                  39.93
officers as a group (11 persons)

(1) All of these shares are owned as joint tenant with this individual's spouse.

(2) Includes 20,475 shares which Mr. Carlton owns individually and 50 shares each owned by Mr. Carlton=s trust for his three children (a total of 150 shares) of which Mr. Carlton is sole trustee.

(3) Includes 10,000 shares which Dr. Henderson owns as joint tenant with his wife and 125 shares each owned by a trust set up for Dr. Henderson's four children (a total of 500 shares).

(4) Includes 29,007 shares which Mr. Holmberg owns individually. Also includes 100 shares which is owned by Mr. Holberg's wife, as to which shares Mr. Holmberg disclaims beneficial ownership.

(5) Includes 5,000 shares held in C. E. Jennings, Jr. Harbor Trust IRA, of which Mr. Jennings is sole beneficiary; 4,166 shares which Mr. Jennings owns individually and 200 shares which Mr. Jennings owns as joint tenant with his wife. Also includes 100 shares which Mr. Jennings' wife owns, as to which shares Mr. Jennings disclaims beneficial ownership.

(6) Includes 10,200 shares which Mr. McLean owns as joint tenant with his wife and daughter and 1,170 shares owned by Mr. McLean in trust for his grandchildren for which Mr. McLean is sole trustee. Also includes 1,100 shares owned by Mr. McLean's daughter, son-in-law and wife as to which these 1,100 shares Mr. McLean disclaims beneficial ownership.

(7) Includes 7,226 shares which Mr. Noriega owns individually and 100 shares each owned joint with three of Mr. Noriega's children (a total of 300 shares).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain officers, directors, security holders with more than five percent ownership, and corporations and individuals related to such persons have indebtedness in the form of loans. These loans to such persons are made in the ordinary course of business. The loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility, nor do they present other unfavorable features.

-------------------------------------------------------------------------------
                                   PART IV
-------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS:

            (1) Independent Auditors' Report                                F1

            (2) Consolidated Balance Sheets as of December 31, 1997
                and 1996                                                    F2

            (3) Consolidated Statements of Income for Each of the
                Three Years in the Period Ended December 31, 1997           F3

            (4) Consolidated Statements of Changes in Stockholders'
                Equity for Each of the Three Years in the Period
                Ended December 31, 1997                                     F4

            (5) Consolidated Statements of Cash Flows for Each of
                the Three Years in the Period Ended December 31, 1997       F5

            (6) Notes to Consolidated Financial Statements            F6 - F19

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

                   Schedule IV - Company Premises and Equipment

                   Schedule V - Investment In, Income From Dividends, And Equity In Earnings Or Losses Of Subsidiaries And Associated Companies

                   Schedule VI - Allowance For Possible Loan Losses

            The following financial statement schedules are attached to this 10-K in response to Item 14:

                   Report of Independent Auditors on Supplementary Schedules

                   Schedule II - Loans to Officers, Directors, Principal Security Holders, and any Associates of the Foregoing Persons

                   Schedule III - Loans and Lease Financing Receivables





               (Remainder of this page intentionally left blank)

                         INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders
Valrico Bancorp, Inc. and Subsidiary
Valrico, Florida


We have audited the accompanying consolidated balance sheets of Valrico Bancorp, Inc. and subsidiary as of December 31, 1997 and December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valrico Bancorp, Inc. and subsidiary at December 31, 1997 and December 31, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        REX MEIGHEN & COMPANY

                                        Certified Public Accountants


Tampa, Florida
January 12, 1998





                                       F1

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

================================================================================


                                                                                            DECEMBER 31,
                                                                                 ---------------------------------
                                                                                       1997              1996
                                                                                 ---------------    --------------
                                           ASSETS
Cash and non interest bearing deposits                                              $3,516,862          $3,677,677
Federal funds sold                                                                      -                  358,000
Securities available-for-sale                                                        5,511,678           7,159,983
Securities to be held-to-maturity (approximate fair value of
 $2,504,515 for 1997; $3,265,417 for 1996)                                           2,430,484           3,240,390
Loans                                                                               47,872,883          37,897,300
Facilities                                                                           2,852,443           1,014,945
Accrued interest receivable                                                            468,465             416,178
Other assets                                                                         1,149,279           1,154,347
                                                                                   -----------         -----------

                       Total assets                                                $63,802,094         $54,918,820
                                                                                   ===========         ===========
                                             LIABILITIES
Deposits:
  Demand deposits                                                                   $9,210,202          $8,557,352
  NOW accounts                                                                      10,108,131           8,749,942
  Money market accounts                                                              3,632,693           3,392,591
  Savings accounts                                                                   7,267,013           6,053,476
  Time, $100,000 and over                                                            6,303,932           4,455,087
  Other time deposits                                                               18,524,636          17,667,352
                                                                                   -----------         -----------

                       Total deposits                                               55,046,607          48,875,800

Federal funds purchased                                                              1,872,000           1,100,000
Securities sold under agreements to repurchase                                         499,582             487,882
Accounts payable and accrued liabilities                                               474,615             556,134
Advances under line-of-credit                                                          399,950              -
Note payables                                                                        1,272,191              -
                                                                                   -----------         -----------

                       Total liabilities                                            59,564,945          51,019,816
                                                                                   -----------         -----------

Commitments and contingencies (Notes O and P)

                                        STOCKHOLDERS' EQUITY
Common stock, no par value, authorized 1,000,000
  shares, issued and outstanding 299,115 shares for 1997;
  296,845 shares for 1996                                                              299,115             296,845
Capital surplus                                                                      2,431,145           2,354,193
Retained earnings                                                                    1,515,796           1,269,111
Net unrealized holding losses on securities                                             (8,907)            (21,145)
                                                                                   -----------         -----------

                Total stockholders' equity                                           4,237,149           3,899,004
                                                                                   -----------         -----------

                Total liabilities and stockholders' equity                         $63,802,094         $54,918,820
                                                                                   ===========         ===========


--------------------------------------------------------------------------------




See Accompanying Notes to Consolidated Financial Statements

                                       F2

                     VALRICO BANCORP, INC. AND DUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

================================================================================


                                                                               YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                   1997                1996               1995
                                                              --------------     --------------      --------------
INTEREST INCOME
   Interest and fees on loans                                   $3,989,971         $3,454,488          $3,100,765
   Interest on investment securities:
      U. S. Treasury                                                73,250             58,219              21,252
      U. S. Government agencies and corporations                   452,010            466,197             495,754
      Other                                                         89,252             65,921              18,877
   Income on Federal funds sold                                    106,840            161,743             130,852
                                                               -----------        -----------         -----------
             Total interest income                               4,711,323          4,206,568           3,767,500
                                                               -----------        -----------         -----------

INTEREST EXPENSE
   Interest on deposits                                          1,659,414          1,514,224           1,402,678
   Interest on short-term borrowings                               127,095             30,232              10,558
   Interest on long-term debt                                      101,417             -                   -
                                                               -----------        -----------         -----------
             Total interest expense                              1,887,926          1,544,456           1,413,236
                                                               -----------        -----------         -----------
             Net interest income                                 2,823,397          2,662,112           2,354,264

PROVISION FOR LOAN LOSSES                                          300,000            181,444              97,500
                                                               -----------        -----------         -----------
             Net interest income after provision
              for loan losses                                    2,523,397          2,480,668           2,256,764
                                                               -----------        -----------         -----------
OTHER INCOME
   Service charges on deposit accounts                             428,698            350,745             302,155
   Miscellaneous income                                             86,663             80,250              81,036
                                                               -----------        -----------         -----------
             Total other income                                    515,361            430,995             383,191
                                                               -----------        -----------         -----------

OTHER EXPENSES
   Salaries and employee benefits                                1,304,265          1,159,949             948,977
   Occupancy expense                                               243,388            391,068             362,754
   Equipment expense                                               270,367            263,318             250,931
   Stationery, printing and supplies                                95,485             87,709              63,713
   Miscellaneous expenses                                          700,450            505,764             529,210
                                                               -----------        -----------         -----------
             Total other expenses                                2,613,955          2,407,808           2,155,585
                                                               -----------        -----------         -----------

INCOME BEFORE INCOME TAXES                                         424,803            503,855             484,370

INCOME TAXES                                                       100,991            155,864             115,577
                                                               -----------        -----------         -----------


NET INCOME                                                        $323,812           $347,991            $368,793
                                                              ============        ===========         ===========
PER SHARE INFORMATION
   Average shares outstanding                                      297,026            297,545             302,071
                                                              ------------        -----------         -----------

             Basic EPS                                        $       1.09        $       1.17        $      1.22
                                                              ============        ============        ===========


--------------------------------------------------------------------------------


See Accompanying Notes to Consolidated Financial Statements

                                       F3

                     VALRICO BANCORP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

================================================================================

                                                                                         NET UNREALIZED         TOTAL
                                      COMMON             CAPITAL          RETAINED       HOLDING LOSSES     STOCKHOLDERS'
                                       STOCK             SURPLUS          EARNINGS       ON SECURITIES        EQUITY
                                   --------------    --------------    --------------  -----------------   --------------
Balance, December 31, 1994         $   302,779        $ 2,301,511        $ 727,321            $ (93,223)      $  3,238,388

   Net income                              -                 -             368,793                  -              368,793

   Cash dividends                          -                 -             (30,278)                 -              (30,278)

   Net change in net
    unrealized holding                     -                 -                 -                 57,598             57,598
    losses on securities

   Stock redemption                     (3,500)           (35,525)              -                   -              (39,025)

   Transfer                                -               57,174          (57,174)                 -                  -
                                     ---------         ----------       ----------            ---------         ----------

Balance, December 31, 1995             299,279          2,323,160        1,008,662              (35,625)         3,595,476

   Net income                             -                -               347,991                  -              347,991

   Cash dividends                         -                -               (29,685)                 -              (29,685)

   Net change in net
    unrealized holding
    losses on securities                  -                -                   -                 14,480             14,480

   Stock redemption                     (2,434)           (18,498)          (8,326)                 -              (29,258)

   Transfer                               -                49,531          (49,531)                 -                  -
                                     ---------         ----------       ----------            ---------         ----------

Balance, December 31, 1996             296,845          2,354,193        1,269,111              (21,145)         3,899,004

   Net income                                                              323,812                                 323,812

   Cash dividends                         -                 -              (29,685)                 -              (29,685)

   Net change in net
     unrealized holding
     losses on securities                 -                 -                 -                  12,238             12,238

    Stock issuance                       2,370             30,810              -                    -               33,180

   Stock redemption                       (100)            (1,300)             -                    -               (1,400)

   Transfer                               -                47,442          (47,442)                 -                  -
                                     ---------         ----------       ----------            ---------         ----------

Balance, December 31, 1997            $299,115         $2,431,145       $1,515,796            $  (8,907)        $4,237,149
                                     =========         ==========       ==========            =========         ==========


--------------------------------------------------------------------------------


See Accompanying Notes to Consolidated Financial Statements

                                       F4

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                               YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------
                                                                     1997                1996              1995
                                                                -------------      --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $   323,812        $   347,991         $   368,793
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                     300,000            181,444              97,500
      Depreciation and amortization                                 247,821            226,168             231,118
      Net amortization (accretion) of investment
       security premiums and discounts                              (12,799)            35,324              24,155
      Loss (gain) on sale of assets                                    (336)            54,437              -
      Deferred income taxes                                          (4,289)           (17,332)            (48,885)
      (Increase) decrease in assets:
         Accrued interest receivable                                (52,287)           (40,690)            (39,802)
         Other assets                                                  (634)          (132,074)             13,784
      Increase (decrease) in liabilities:
         Accounts payable and accrued liabilities                   (81,520)          (277,261)            225,069
                                                                -----------        -----------         -----------
             Net cash provided by operating activities              719,768            378,007             871,732
                                                                -----------        -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available-for-sale:
      Purchase of securities                                       (501,100)        (3,322,279)           (892,100)
      Proceeds from maturities of securities                        911,512          1,274,383             607,992
      Proceeds from sale of securities                            1,252,969             -                   -
   Securities to be held to maturity:
      Purchase of securities                                         -              (1,005,945)           (275,000)
      Proceeds from maturities of securities                        820,203            666,640           1,804,731
   Decrease (increase) in Federal funds sold                        358,000          2,965,000          (3,182,000)
   Net increase in loans                                        (10,275,583)        (5,045,090)         (4,349,577)
   Purchase of facilities                                        (2,075,327)           (82,789)           (345,609)
   Proceeds from sale of other real estate                           -                 281,219             -
                                                                -----------        -----------         -----------
             Net cash used in investing activities               (9,509,326)        (4,268,861)         (6,631,563)
                                                                -----------        -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                       6,170,807          4,102,178           5,981,232
   Increase in Federal funds purchased                              772,000          1,100,000             -
   Net increase in securities sold under
    agreements to repurchase                                         11,700             98,241             235,541
   Proceeds from issuance of long-term debt                       1,712,950             -                   -
   Principal payments on long-term debt                             (40,809)            -                   -
   Proceeds from issuance of common stock                            33,180             -                   -
   Cash dividends paid                                              (29,685)           (29,685)            (30,278)
   Redemption of common stock                                        (1,400)           (29,258)            (39,025)
                                                                -----------        -----------         -----------
             Net cash provided by financing activities            8,628,743          5,241,476           6,147,470
                                                                -----------        -----------         -----------
NET INCREASE (DECREASE) IN CASH                                    (160,815)         1,350,622             387,639
CASH, BEGINNING OF YEAR                                           3,677,677          2,327,055           1,939,416
                                                                -----------        -----------         -----------


CASH, END OF YEAR                                               $ 3,516,862        $ 3,677,677         $ 2,327,055
                                                                ===========        ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for interest                       $ 1,857,465        $  1,820,149        $1,205,181
   Cash paid during the year for income taxes                   $   174,203        $    245,547        $  138,842


--------------------------------------------------------------------------------


See Accompanying Notes to Consolidated Financial Statements

                                       F5

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

================================================================================

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

   Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of foreclosed assets. Additionally, management has made extensive estimates in determining fair values of financial instruments.

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

   Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to- maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

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

--------------------------------------------------------------------------------

                                      F6

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

================================================================================

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


--------------------------------------------------------------------------------
                                      F7

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Off Balance Sheet Financial Instruments:
   In the ordinary course of business the Bank has entered into off balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Income Taxes:
   The Bank accounts for income taxes under the asset and liability method as prescribed in FAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings:
   Basic EPS is computed by dividing net income by the weighted average shares of common stock outstanding during the year.

Statement of Cash Flows:
   For purposes of reporting cash flows, cash includes cash on hand and amounts on deposit in non-interest bearing accounts with other commercial banks.

Reclassification of Accounts:
   Certain items in the consolidated financial statements for prior years have been reclassified to conform to classifications used in the current year.


NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt securities at December 31, 1997 are as follows:

                                                                     GROSS               GROSS
                                               AMORTIZED          UNREALIZED           UNREALIZED          FAIR
                                                  COST               GAINS               LOSSES            VALUE
                                             -------------      -------------       --------------     -------------
   Securities available-for-sale:
        U. S. Treasury                          $  753,063            $ 5,571             $   -           $  758,634
        U. S. Government agencies                  924,300              7,603               1,623            930,280
        Mortgage-backed securities               3,295,644             19,142              29,814          3,284,972
        Other                                      533,641              4,150                 -              537,792
                                                ----------            -------             -------         ----------

                                                $5,506,648            $36,466             $31,437         $5,511,678
                                                ==========            =======             =======         ==========

   Securities to be held-to-maturity:
        Mortgage-backed securities              $1,147,657            $43,240             $   279         $1,190,618
        Other                                    1,282,827             32,339               1,269          1,313,897
                                                ----------            -------             -------         ----------

                                                $2,430,484            $75,579             $ 1,548         $2,504,515
                                                ==========            =======             =======         ==========


--------------------------------------------------------------------------------

                                      F8

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================

NOTE B - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investments in debt securities at December 31, 1996, are as follows:

                                                                   GROSS               GROSS
                                              AMORTIZED          UNREALIZED         UNREALIZED           FAIR
                                                COST               GAINS               LOSSES            VALUE
                                            -------------      -------------      --------------     -------------
   Securities available-for-sale:
     U. S. Treasury                          $1,260,346           $ 11,157             $    -          $1,271,503
     U. S. Government agencies                2,002,281             11,939               7,940          2,006,280
     Mortgage-backed securities               3,505,924             15,424              38,684          3,482,664
     Other                                      400,412                -                   876            399,536
                                             ----------            -------             -------         ----------

                                             $7,168,963            $38,520             $47,500         $7,159,983
                                             ==========            =======             =======         ==========

   Securities to be held-to-maturity:
     Mortgage-backed securities              $1,958,698            $49,019              $3,024         $2,004,693
     Other                                    1,281,692              9,865              30,833          1,260,724
                                             ----------            -------             -------         ----------

                                             $3,240,390            $58,884             $33,857         $3,265,417
                                             ==========            =======             =======         ==========


The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. The estimated fair value of securities is determined on the basis of market quotations.
Securities with amortized cost of approximately $919,000 and $1,031,000, and market values of approximately $931,000 and $1,035,000 were pledged to secure repurchase agreements, Federal funds purchased and deposit accounts at December 31, 1997 and December 31, 1996, respectively.

There were no security sales during 1995 and 1996. During 1997, the Company had a $336 gain on the sale-of-securities for $1,252,969.

At December 31, 1995, securities with an amortized cost of approximately $1,646,000 were transferred to available-for-sale from held-to-maturity due to a one-time opportunity to reassess security classifications in accordance with guidelines issued by the FASB. These securities had a net unrealized loss of $20,000 at December 31, 1997.

The cost and estimated fair value of debt securities at December 31, 1997, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                          SECURITIES TO BE
                                            SECURITIES AVAILABLE-FOR-SALE                 HELD-TO-MATURITY
                                           ----------------------------------    ---------------------------------
                                             AMORTIZED            FAIR              AMORTIZED            FAIR
                                                COST              VALUE               COST               VALUE
                                           --------------     ---------------    ---------------    --------------
          Due in one year or less           $  247,626         $  250,427          $     -            $     -
          Due from one to five years         1,185,884          1,191,372             410,614            413,376
          Due from five to ten years         1,701,290          1,696,531             460,723            469,835
          Due after ten years                2,371,849          2,373,348           1,559,147          1,621,304
          Other                                 -                  -                     -                  -
                                            ----------         ----------          ----------         ----------

                                            $5,506,649         $5,511,678          $2,430,484         $2,504,515
                                            ==========         ==========          ==========         ==========

--------------------------------------------------------------------------------
                                      F9

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================


NOTE C - LOANS

The loan portfolio is classified as follows:

                                                                         DECEMBER 31,
                                                               ------------------------------
                                                                   1997               1996
                                                               -----------        -----------
      Commercial and agricultural                              $35,857,887        $27,490,296
      Real estate                                                5,226,595          4,368,098
      Installment and other loans                                7,406,185          6,575,783
                                                               -----------        -----------
      Total loans                                               48,490,667         38,434,177
         Less, unearned income                                     (41,437)           (36,373)
         Less, allowance for loan losses                          (576,347)          (500,504)
                                                               -----------        -----------

                                                               $47,872,883        $37,897,300
                                                               ===========        ===========

The following is a summary of the transactions in the allowance for loan losses:

                                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                              1997               1996               1995
                                                         ---------------    --------------     ---------------
          Balance, beginning of year                        $500,504           $491,563           $397,281
          Provision charged to operating expenses            300,000            181,444             97,500
          Loans charged-off                                 (262,719)          (204,366)            (6,687)
          Recoveries                                          38,562             31,863              3,469
                                                            --------           --------           --------

                                                            $576,347           $500,504           $491,563
                                                            ========           ========           ========



Loans on which interest was not being accrued totaled $49,000 and $153,277 at December 31, 1997 and December 31, 1996, respectively. Had interest been accrued on these non-accrual loans at originally contracted rates, interest income (before income taxes) would have been increased by approximately $2,229 for 1997 and $4,770 for 1996.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 1997 and December 31, 1996, the Bank has classified loans in the amount of $336,362 and $96,959 as impaired loans, respectively. The allowance for loan losses includes amounts applicable to impaired loans. These allowances are not significant to the Bank's financial statements.


NOTE D - FACILITIES

Facilities are summarized as follows:

                                                                 ACCUMULATED                            ESTIMATED
                                                                DEPRECIATION &         NET BOOK           USEFUL
                                                  COST           AMORTIZATION            VALUE             LIVES
                                            ---------------     ---------------      --------------     -------------
   DECEMBER 31, 1997
   Land                                         $  741,905         $     -             $  741,905
   Building                                      1,539,582            182,030           1,357,552      39 1/2 years
   Leasehold improvements                          350,485             55,714             294,771      3 - 15 years
   Furniture, fixtures and equipment             1,442,159            983,944             458,215      2 - 15 years
                                                ----------         ----------          ----------

                                                $4,074,131         $1,221,688          $2,852,443
                                                ==========         ==========          ==========







                                      F10

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================

NOTE D - FACILITIES (CONTINUED)

                                                                ACCUMULATED                          ESTIMATED
                                                              DEPRECIATION &         NET BOOK        USEFUL
                                             COST              AMORTIZATION           VALUE          LIVES
                                         ----------------    ----------------   ----------------   ------------
   DECEMBER 31, 1996
     Land                                 $    179,860      $           -       $    179,860
     Buildings                                 189,664             15,180            174,484
     Leasehold improvements                    332,158            151,788            180,370        3 - 15 years
     Furniture, fixtures and equipment       1,317,528            837,297            480,231        2 - 15 years
                                          ------------      -------------       ------------

                                          $  2,019,210      $   1,004,265       $  1,014,945
                                          ============      =============       ============

Other expenses for the years ended December 31, 1997, 1996 and 1995, include depreciation and amortization of facilities of $237,829, $226,168, and $231,118, respectively.


NOTE E - TIME DEPOSITS

Time deposits at December 31, 1997 totaled $24,828,568. Maturities (in thousands) of such deposits are as follows:

      YEAR ENDING DECEMBER 31,:
             1998                                             $        1,120
             1999                                             $       15,419
             2000                                             $        6,344
             2001                                             $        1,416
             2002                                             $          529


NOTE F - LINE-OF-CREDIT

During 1997, the Company entered into an open end loan agreement with Independent Banker's Bank of Florida which provides for maximum borrowings of $500,000 at the prime interest rate. The Bank security for the loan agreement consists of the Bank's common stock and a security interest in other Company assets.

At December 31, 1997, the outstanding balance was $399,950. Interest expense for the year ended December 31, 1997 was $31,162.


NOTE G - LONG-TERM DEBT

During 1997, the Company entered into a long-term note payable for the purchase of its main office. At December 31, 1997, long-term debt consists of the following:

      Note payable to Independent Banker's Bank of Florida,
       principal and interest of $12,930 payable monthly at
       8.5% for the first year and adjustable each year based
       on the U.S. Treasury Note three-year index; due on
       January 14, 2012.  Secured by real estate                                                 $   1,272,191
      Less: current portion                                                                             48,987
                                                                                                 -------------

      Long-term debt                                                                             $   1,223,204
                                                                                                 =============


--------------------------------------------------------------------------------






                                     F11

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================

NOTE G - LONG-TERM DEBT (CONTINUED)

Estimated maturities on long-term debt are as follows:

             1998                                                               $      48,987
             1999                                                                      53,316
             2000                                                                      57,741
             2001                                                                      63,133
             2002                                                                      68,713
             Thereafter                                                               980,301
                                                                                -------------

                                                                                $   1,272,191
                                                                                =============



Interest expense for the year ended December 31, 1997 was $101,417.


NOTE H - STOCK OPTION PLAN

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

Although the Board of Directors has approved the issuance of options on 59,870 shares of common stock, none had been granted at December 31, 1997.


NOTE I - EMPLOYEE BENEFIT PLANS

The Bank has an Employee stock ownership plan containing Internal Revenue Code
Section 401(k) Provisions. The plan became effective January 1, 1997 and is for the benefit of employees who have completed 6 months of service and attained age 18. The plan provides for three types of Company contributions:

   (1) Basic contributions - discretionary contribution made for all non-highly compensated participants in order to satisfy the nondiscrimination requirements of the Internal Revenue Code.

   (2) Matching contribution - the Bank matches 25% of salary reduction contributions up to 6% of compensation.

   (3) Optional contributions - additional discretionary contribution made by the Bank allocated to the accounts of participants on the basis of total relative compensation.

The Bank contributed $5,598 in 1997 to the plan.



--------------------------------------------------------------------------------






                                      F12

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================

NOTE J - REGULATORY CAPITAL MATTERS

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

As of December 31, 1997, the most recent notification from the FDIC, the Bank was categorized as adequatley capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.


                                                                                                TO BE WELL
                                                                                               CAPITALIZED
                                                                                                UNDER PROMPT
                                                                FOR CAPITAL                  CORRECTIVE ACTION
                                        ACTUAL                 ADEQUACY PURPOSES              PROVISIONS
                                  -----------------          --------------------           ---------------------
                                  AMOUNT     RATIO             >AMOUNT    >RATIO             >AMOUNT     >RATIO
                                                               -          -                  -           -
                                  ------    -------          ----------- --------           --------    ---------
                                                            (DOLLARS IN THOUSANDS)
As of December 31, 1997
 Total Risk-Based Capital
  (to Risk-Weighted Assets)     $ 4,764      9.60%          $    3,970      8.00%        $    4,963       10.00%
 Tier I Capital
  (to Risk-Weighted Assets)     $ 4,188      8.44%          $    1,985      4.00%        $    2,978        6.00%
 Tier I Capital
  (to Adjusted Total Assets)    $ 4,188      6.62%          $    2,530      4.00%        $    3,163        5.00%
As of December 31, 1996:
 Total Risk-Based Capital
  (to Risk-Weighted Assets)     $ 4,369     10.78%          $    3,241      8.00%        $    4,051       10.00%
 Tier I Capital
  (to Risk-Weighted Assets)     $ 3,868      9.55%          $    1,620      4.00%        $    2,431        6.00%
 Tier I Capital
  (to Adjusted Total Assets)    $ 3,868      7.17%          $    2,159      4.00%        $    2,698        5.00%



NOTE K - OPERATING LEASES

The Bank's home office is located on property previously leased from a director of the Bank. The lease, which expired March 30, 1996, provided for annual base rentals of $165,000, with annual rent adjustments based on the Consumer Price Index. The annual rental was increased from $196,518 to $204,378 effective April 1, 1995. The Bank continued to occupy the space on a month-to-month rental basis. On January 14, 1997, the premises were purchased by Valrico Bancorp, Inc. for approximately $1,683,000. The Bank also leases two branch locations. One branch is leased from a director of the Bank. This lease expires March 31, 2000, and provided for annual rentals of $42,000. The Bank has the option to renew the lease for three additional three year terms at rentals to be negotiated at the time of the renewal. The second branch is located in Wal-Mart. This lease provides for a monthly rental of $2,083 for five years. The Bank has the option to renew the lease for 2 additional 5 year terms with rentals of $31,250 and $39,062 respectively. Rental expense under said leases was $64,163, $246,378, and $244,413 for each of the years ended December 31, 1997, 1996 and 1995, respectively.




--------------------------------------------------------------------------------


                                     F13

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================

NOTE K - OPERATING LEASES (CONTINUED)

These loans are accounted for as operating leases.

The future minimum rental commitment for said leases are as follows:

           1998                                                                          $   67,000
           1999                                                                          $   67,000
           2000                                                                          $   67,000
           2001                                                                          $   67,000
           2002                                                                          $   67,000


NOTE L - RETIREMENT PLAN

The Bank entered into deferred compensation agreements with certain executive officers. The agreements provide for a flat annual retirement benefit at the time the employee participates in the agreement. The benefit may be increased by a cost of living adjustment annually and is to be paid for 15 years. Provisions under these agreements for 1997, 1996, and 1995 were $7,326, $30,485, and $19,416, respectively.


NOTE M - NON INTEREST OPERATING EXPENSES

Other expenses for 1997, 1996 and 1995, were as follows:

                                                               1997                1996              1995
                                                          ----------------    ----------------   ---------------
   Advertising and public relations                       $        96,740     $       48,141     $       46,297
   Professional fees                                               94,372             38,380             35,389
   Postage                                                         52,693             48,193             47,250
   Taxes                                                          103,863             84,657             89,505
   Insurance                                                       63,152             48,114            111,003
   Telephone                                                       37,664             30,393             19,012
   Other miscellaneous expenses                                   251,966            207,886            180,754
                                                          ---------------     --------------     --------------

                                                          $       700,450     $      505,764     $      529,210
                                                          ===============     ==============     ==============


NOTE N - INCOME TAXES

The provision for income taxes is summarized as follows:


                                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                1997               1996                1995
                                                            --------------     --------------     ---------------
   Current income taxes
      Federal                                               $      86,563      $     163,440      $      147,564
      State                                                        12,926              9,756              16,898
                                                            -------------      -------------      --------------
           Total current income taxes                              99,489            173,196             164,462
   Deferred income taxes (credit)                                   1,502            (17,332)            (48,885)
                                                            -------------      -------------      --------------

           Income tax provision                             $     100,991      $     155,864      $      115,577
                                                            =============      =============      ==============





--------------------------------------------------------------------------------



                                     F14

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================

NOTE N - INCOME TAXES (CONTINUED)

A reconciliation of the income tax computed at the Federal statutory rate of 34% and the income tax provision shown on the statement of income follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                     1997             1996                  1995
                                                                 -----------     ---------------        -------------
      Tax computed at statutory rate                            $    144,433     $      171,311         $   164,686
      Increase (decrease) resulting from:
         Valuation allowance                                               -                  -             (31,000)
         Tax exempt income                                           (30,571)           (16,664)            (20,376)
         State income tax, net of Federal tax benefit                 12,234             10,123               9,814
         Other                                                       (25,105)            (8,906)             (7,547)
                                                                ------------     --------------         -----------

              Income tax provision                              $    100,991     $      155,864         $   115,577
                                                                ============     ==============         ===========

The components of the deferred income tax asset included in other assets are as follows:


                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                 1997               1996
                                                                              ----------         -----------
       Deferred tax liability:
          Federal                                                             $  (60,019)        $  (72,585)
          State                                                                  (10,273)            (7,742)
                                                                              ----------         ----------
                                                                                 (70,292)           (80,327)
                                                                              ----------         ----------
       Deferred tax asset:
          Federal                                                                142,950            166,915
          State                                                                   24,470             19,011
                                                                              ----------         ----------
                                                                                 167,420            185,926
                                                                              ----------         ----------

                  Net deferred tax asset                                      $   97,128         $  105,599
                                                                              ==========         ==========


The tax effects of each type of significant item that gave rise to deferred taxes are:


                                                                                          DECEMBER 31,
                                                                              ----------------------------------
                                                                                    1997                1996
                                                                              --------------     ---------------
      Net unrealized holding losses on securities                               $   (6,078)       $      8,578
      Depreciation                                                                 (21,430)            (16,872)
      Cash to accrual adjustment                                                   (42,785)            (59,273)
      Allowance for loan losses                                                    160,557             144,472
      Deferred compensation                                                          6,864              28,694
                                                                                ----------        ------------

              Net deferred tax asset                                            $   97,128        $    105,599
                                                                                ==========        ============


--------------------------------------------------------------------------------
                                      F15

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================

NOTE O - COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities follows:



                                                           DECEMBER 31,
                                              ----------------------------------
                                                    1997                 1996
                                              --------------      --------------
   Commitments to extend credit                $   5,892,892      $    4,313,035
   Standby letters of credit                   $     313,706      $      330,550


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

The Bank has a $118,000 unused line-of-credit with Independent Bankers Bank of Florida and a $2,000,000 unused line-of-credit with Federal Home Loan Bank for the purchase of Federal funds.


NOTE P - CONCENTRATIONS OF CREDIT

Substantially all of the Bank's loans, commitments and standby letters of credit have been granted to customers in Hillsborough County, Florida. The concentrations of credit by type of loan are set forth in Note C. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers.

At December 31, 1997, the Bank had $180,000 in excess of FDIC deposit insurance in non-interest bearing accounts with other financial institutions.


NOTE Q - RELATED PARTIES

Certain officers, directors, employees of the Bank and certain corporations and individuals related to such persons have deposits and indebtedness, in the form of loans, as customers. The total of such deposits at December 31, 1997 was $4,341,000. Total loans to such persons and their affiliates amounted to $2,390,983 and $2,825,914 at December 31, 1997 and 1996, respectively. During 1997, originations of related party loans totaled $1,500,289 and payments on related party loans totaled $1,935,220.


NOTE R - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      Cash and Short-term Investments:
        For those short-term instruments, the carrying amount is a reasonable estimate of fair value.


--------------------------------------------------------------------------------

                                     F16

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================

NOTE R - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The estimated fair values of the Bank's financial instruments at December 31, 1997 are as follows:

                                                          CARRYING             FAIR
                                                           AMOUNT              VALUE
                                                      --------------     --------------
  FINANCIAL ASSETS
     Cash and short-term investments                    $  3,516,862        $ 3,516,862
     Investment securities                                 7,942,162          8,016,192
     Loans                                                47,872,883         48,095,000
                                                        ------------        -----------

                                                        $ 59,331,907        $59,628,054
                                                        ============        ===========
  FINANCIAL LIABILITIES
     Deposits                                           $ 55,046,607        $55,147,000
     Short-term borrowings                                 2,771,532          2,772,000
                                                        ------------        -----------

                                                        $ 57,818,139        $57,919,000
                                                        ============        ===========

--------------------------------------------------------------------------------
                                      F17

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================

NOTE S - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Valrico Bancorp, Inc. (parent only):


   CONDENSED BALANCE SHEETS AS OF DECEMBER 31:                                   1997                  1996
                                                                              -----------          ------------
ASSETS
  Cash                                                                        $    41,009          $     4,207
  Investment in subsidiary bank, net                                            4,162,003            3,847,703
  Facilities                                                                    1,677,666                    -
  Other assets                                                                     29,812               47,094
                                                                              -----------          -----------

              Total assets                                                    $ 5,910,490          $ 3,899,004
                                                                              ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities:
   Accrued liabilities                                                        $     1,200          $         -
   Line-of-credit                                                                 399,950                    -
   Note payable                                                                 1,272,191                    -
                                                                              -----------          -----------
              Total liabilities                                                 1,673,341                    -
  Stockholders' equity                                                          4,237,149            3,899,004
                                                                              -----------          -----------

              Total liabilities and stockholders= equity                      $ 5,910,490          $ 3,899,004
                                                                              ===========          ===========

CONDENSED STATEMENTS OF OPERATIONS AND STOCKHOLDERS' EQUITY

YEAR ENDED DECEMBER 31:                                                          1997                1996
                                                                              -----------         -----------
   Equity in net income of subsidiary bank:
     Distributed                                                              $    29,685          $    59,684
     Undistributed                                                                302,062              298,199
   Rent income                                                                    187,000
   Other income                                                                       208                    -
   Interest expense                                                              (132,579)
   Other expenses                                                                 (62,564)              (9,892)
                                                                              -----------          -----------
              Net Income                                                          323,812              347,991

STOCKHOLDERS' EQUITY
   Beginning of year                                                            3,899,004            3,595,476
   Dividends paid                                                                 (29,685)             (29,685)
   Stock issuance                                                                  33,180
   Stock redemption                                                                (1,400)             (29,258)
   Net change in unrealized holding losses
    on securities in subsidiary bank                                               12,238               14,480
                                                                              -----------          -----------

   End of year                                                                $ 4,237,149          $ 3,899,004
                                                                              ===========          ===========


--------------------------------------------------------------------------------


                                     F18

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

================================================================================

NOTE S - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

   CONDENSED STATEMENTS OF CASH FLOWS
   YEAR ENDED DECEMBER 31:                                                           1997               1996
                                                                              ----------------   ---------------

   CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                   $323,812           $347,991
      Adjustment to reconcile net income to net
       cash provided by operating activities:
           Equity in undistributed earnings (loss) of subsidiary                   (302,062)          (298,199)
           Deferred income taxes                                                      5,790             (5,638)
           Depreciation                                                              26,469
           Amortization                                                               9,991              9,952
           Increase in liabilities:
             Accounts payable and accrued liabilities                                 1,200
           Other                                                                     -                  (1,500)
                                                                              -------------      -------------

                Net cash provided by operating activities                            65,200             52,606
                                                                              -------------      -------------

   CASH FLOWS FROM FINANCING ACTIVITIES
      Issuance of common stock                                                       33,180             -
      Redemption of common stock                                                     (1,400)           (29,258)
      Cash dividend on common stock                                                 (29,685)           (29,685)
      Proceeds from issuance of long-term debt                                    1,313,000             -
      Principal payments on long-term debt                                          (40,809)            -
      Net increase in short-term borrowings                                         399,950             -
                                                                              -------------      -------------

                Net cash used in financing activities                             1,674,236            (58,943)
                                                                              -------------      -------------

   CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of facilities                                                     (1,702,634)            -
                                                                              -------------      -------------


                Net cash used in investing activities                            (1,702,634)            -
                                                                              -------------      -------------

   NET INCREASE (DECREASE) IN CASH                                                   36,802             (6,337)

   CASH AT BEGINNING OF YEAR                                                          4,207             10,544
                                                                              -------------      -------------

   CASH AT END OF YEAR                                                              $41,009             $4,207
                                                                              =============      =============


--------------------------------------------------------------------------------

                                     F19

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of Valrico Bancorp, Inc. and Subsidiary


The audit referred to in our opinion dated January 12, 1998, on the financial statements of Valrico Bancorp, Inc. and subsidiary as of December 31, 1997 and December 31, 1996, and for each of the three years in the period ended December 31, 1997, including examination of the related supplemental financial schedules II and III, which, when considered in relation to the basic financial statements, presents fairly in all material respects, the information shown therein.




                                                Rex Meighen & Company
                                              Certified Public Accountants

Tampa, Florida
January 12, 1998

                                  SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS


Year ended December 31, 1997



                             BALANCE                                             REDUCTIONS                  BALANCE
                            BEGINNING                               ----------------------------------       END OF
NAME OF                     OF PERIOD                                AMOUNTS             AMOUNTS             PERIOD
BORROWER                     1-01-97            ADDITIONS            COLLECTED           CHARGED OFF        12-31-97
--------                    ----------         -------------      --------------      --------------      -------------
LeVaughn Amerson    (1)      $         0       $     220,118       $    159,256       $           0       $     60,862

C. Dennis Carlton                154,000                   0            154,000                   0                  0
C. Dennis Carlton   (2)           35,990                   0              2,469                   0             33,521
C. Dennis Carlton                 50,000                   0             50,000                   0                  0
Carlton & Carlton   (3)           11,332                   0              5,013                   0              6,319
Carlton, Sr.        (4)          110,871                   0              7,390                   0            103,481
Carlton & Carlton   (5)                0              24,565              5,635                   0             18,930
Carlton & Carlton   (6)                0              22,976              1,174                   0             21,802

Holmberg Farms      (7)                0             200,000                  0                   0            200,000
Holmberg Farms      (8)                0               1,698                  0                   0              1,698

5 Directors & Officers         2,463,721           1,030,932          1,550,283                   0          1,944,370
                            ------------       -------------       ------------       -------------       ------------

Totals                      $  2,825,914       $   1,500,289        $ 1,935,220       $           0       $  2,390,983
                            ============       =============        ===========       =============       ============


NOTES

(1) LEVAUGHN AMERSON                                                (2) C.DENNIS CARLTON
--------------------                                                --------------------
        Original date:   February 20, 1992                                  Original date:    June 28, 1995
        Maturity:        February 21, 1999                                  Maturity:         June 18, 1999
        Rate:            Prime plus .5                                      Rate:             9.5%
        Terms:           Quarterly interest                                 Terms:            Principal & Interest
                                                                                              Monthly.

        Collateral:      Unsecured                                          Collateral:       First Mortgage

(3) CARLTON & CARLTON                                               (4) C. DENNIS CARLTON
---------------------                                               ---------------------
        Original date:   January 31, 1996                                   Original date:    October 4, 1991
        Maturity:        February 5, 1999                                   Maturity:         October 4, 2001
        Rate:            8%                                                 Rate:             Prime plus 1
        Terms:           Principal & Interest                               Terms:            Principal & Interest
                         monthly                                                              semi-annually

        Collateral:      Automobile                                         Collateral:       First Mortgage

(5) CARLTON & CARLTON                                               (6) CARLTON & CARLTON
---------------------                                               ---------------------
        Original date:   March 14, 1997                                     Original date:    July 25, 1997
        Maturity:        March 15, 2000                                     Maturity:         August 5, 2002
        Rate:            8%                                                 Rate:             8.9%
        Terms:           Principal & Interest                               Terms:            Principal & Interest
                         monthly                                            monthly

        Collateral:      Automobile                                         Collateral:       Automobile


(7) HOLMBERG FARMS                                                  (8) HOLMBERG FARMS
------------------                                                  ------------------
        Original date:   October 14, 1997                                   Original date:    December 30, 1997
        Maturity:        July 15, 1998                                      Maturity:         December 29, 1998
        Rate:            Prime plus 1                                       Rate:             Prime plus 1
        Terms:           Interest monthly                                   Terms:            Interest monthly

        Collateral:      Unsecured                                          Collateral:       Agriculture equipment





               (Remainder of this page intentionally left blank)

                                  SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS


Year ended December 31, 1996


                               BALANCE                                       REDUCTIONS                     BALANCE
                              BEGINNING                            ---------------------------------         END OF
NAME OF                       OF PERIOD                              AMOUNTS             AMOUNTS             PERIOD
BORROWER                       1-01-96           ADDITIONS          COLLECTED           CHARGED OFF         12-31-96
--------                    -------------      --------------      -------------      --------------      -------------
J. E. McLean & Sons         $    219,952       $           0       $     10,000       $           0       $    209,952
J. E. McLean & Sons               34,995                   0              5,000                   0             29,995
J. E. McLean & Sons               25,000                   0                  0                   0             25,000
J. E. McLean & Sons               20,525                   0             20,525                   0                  0
J. E. McLean & Sons               25,000                   0             25,000                   0                  0
J. E. McLean & Sons                    0              25,000                  0                   0             25,000
J. E. McLean & Sons                    0              29,000                  0                   0             29,000

C. Dennis Carlton                165,000                   0             11,000                   0            154,000
C. Dennis Carlton                 37,718                   0              1,728                   0             35,990
C. Dennis Carlton                      0              50,000                  0                   0             50,000
C. Dennis Carlton                      0              15,103              3,771                   0             11,332
R. F. Kustom Homes                42,700                   0             42,700                   0                  0
R. F. Kustom Homes                56,800                   0             56,800                   0                  0
R. F. Kustom Homes                43,624                   0             43,624                   0                  0
R. F. Kustom Homes                 2,298             114,902            117,200                   0                  0

Holmberg Farms                   193,000              57,000            250,000                   0                  0


5 Directors & Officers         1,144,038           1,418,023            306,416                   0          2,255,645
                            -------------      --------------      -------------      --------------      -------------

Totals                      $  2,010,650       $   1,709,028       $    893,764       $           0       $  2,825,914
                            =============      ==============      =============      ==============      =============

                                  SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS


Year ended December 31, 1995


                              BALANCE                                          REDUCTIONS                     BALANCE
                             BEGINNING                               -----------------------------            END OF
NAME OF                      OF PERIOD                                AMOUNTS             AMOUNTS             PERIOD
BORROWER                      1-01-95            ADDITIONS            COLLECTED         CHARGED OFF         12-31-95
--------                  --------------       -------------       --------------     -------------       --------------
J. E. McLean & Sons         $    229,952       $           0       $     10,000       $           0       $    219,952
J. E. McLean & Sons               39,995                   0              5,000                   0             34,995
J. E. McLean & Sons               25,000                   0                  0                   0             25,000
J. E. McLean & Sons                    0              25,000              4,475                   0             20,525
J. E. McLean & Sons                    0              25,000                  0                   0             25,000

C. Dennis Carlton                      0              25,000             25,000                   0                  0
C. Dennis Carlton                176,000                   0             11,000                   0            165,000
C. Dennis Carlton                      0              38,576                858                   0             37,718
C. Dennis Carlton                      0              42,700                  0                   0             42,700
C. Dennis Carlton                      0              56,800                  0                   0             56,800
R. F. Kustom Homes                     0              43,624                  0                   0             43,624
R. F. Kustom Homes                     0               2,298                  0                   0              2,298
R. F. Kustom Homes                     0              59,400             59,400                   0                  0
R. F. Kustom Homes                     0              31,983             31,983                   0                  0
R. F. Kustom Homes                     0              43,916             43,916                   0                  0
R. F. Kustom Homes                     0              56,440             56,440                   0                  0
R. F. Kustom Homes                     0              75,000             75,000                   0                  0
R. F. Kustom Homes                     0              96,103             96,103                   0                  0
R. F. Kustom Homes                     0              47,500             47,500                   0                  0

Holmberg Farms                         0             193,000                  0                   0            193,000


6 Directors & Officers         1,291,453             304,403            451,818                   0          1,144,038
                            ------------       -------------       ------------       -------------       ------------

Totals                      $  1,762,400       $   1,166,743       $    918,493       $           0       $  2,010,650
                            ============       =============       ============       =============       ============

                                  SCHEDULE III
                     LOANS AND LEASE FINANCING RECEIVABLES
                                 (IN THOUSANDS)



                                  YEAR ENDED DECEMBER 31,                                 1997        1996           1995
                                                                                        --------    ---------     ---------
1.  Loans secured by real estate:

    a.  Construction and land development                                               $  4,352    $   1,324     $     317
    b.  Secured by farmland (including farm residential and other
        improvements)                                                                      3,505        3,361         3,784
    c.  Secured by 1 - 4 family residential properties:
        (1)  Revolving, open-end loans secured by 1 - 4 family residential
             properties and extended under lines of credit                                     0            0             0
        (2)  All other loans secured by 1-4 family residential properties:
             (a) Secured by first liens                                                    7,119        5,741         4,549
             (b) Secured by junior liens                                                     699          744         1,069
    d.  Secured by multifamily (5 or more) residential properties                            851          821           823
    e.  Secured by non-farm nonresidential properties                                     13,507       12,710        11,445
2.  Loans to depository institutions                                                           0            3             0

3.  Loans to finance agricultural production and other loans to farmers                    7,300        3,108         2,959

4.  Commercial and industrial loans                                                        6,136        5,828         4,356

5.  Acceptance of other banks                                                                  0            0             0

6.  Loans to individuals for household, family, and other personal expenditures
    (i.e., consumer loans) (includes purchase paper):
    a.  Credit cards and related plans (includes check credit and other revolving
        credit plans)                                                                        375          221           291
    b.  Other (includes single payment, installment, and all student loans)                4,485        4,471         3,992

7.  Obligations (other than securities and leases) of states and political subdivisions in the U. S. (includes non-rated industrial development obligations:
    a.  Taxable obligations                                                                    0            0             0
    b.  Tax-exempt obligations                                                                 0            0             0

8.  All other loans (exclude consumer loans)                                                 161          102           124

9.  Lease financing receivables (net of unearned income)                                       0            0             0

10. LESS:  Any unearned income on loans reflected in items 1 - 8 above                       (41)         (36)          (26)
                                                                                        --------    ---------     ---------

11. Total loans and leases, net of unearned income (sum of items 1 through 9
    minus item 10)                                                                      $ 48,449    $  38,398     $  33,683
                                                                                        ========    =========     =========

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

                                   SCHEDULE V
              INVESTMENT IN, INCOME FROM DIVIDENDS, AND EQUITY IN
          EARNINGS OR LOSSES, OF SUBSIDIARIES AND ASSOCIATED COMPANIES




NOT APPLICABLE

                                  SCHEDULE VI
                       ALLOWANCE FOR POSSIBLE LOAN LOSSES





PLEASE REFERENCE NOTES TO FINANCIAL STATEMENTS

NOTE C - LOANS

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1997.


EXHIBITS

     (3)(i)      Articles of Incorporation of the Company  (a)

     (3)(ii)     Bylaws of the Company  (a)

    (10)(a)      Lease - Valrico State Bank - Jim Redman Parkway Office

        (b)      Lease - Valrico State Bank - Brandon Office  (b)

        (c)      Valrico State Bank Stock Option Plan  (b)


    (21)         Valrico State Bank  (b)




        (a) Incorporated by reference to the Company's Registration Statement #33-90524 on Form S-4 for the registrant.

        (b) Incorporated by reference to the Company's December 31, 1995 Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.


By: /s/ Bob McLean                   By: /s/ Jerry L. Ball
    ----------------------------         ---------------------------------------
    Bob McLean, President & CEO          Jerry L. Ball, Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 27, 1997.

Signatures                             Titles
----------                             ------

/s/   J. E. "Bob" McLean, III          President and Chief Executive Officer
----------------------------------
      J. E. "Bob" McLean, III

/s/   Jerry L. Ball                    Executive Vice President and Director
----------------------------------
      Jerry L. Ball

/s/   C. Dennis Carlton                Director
----------------------------------
      C. Dennis Carlton

/s/   H. Leroy English                 Director
----------------------------------
      H. Leroy English

/s/   Gregory L. Henderson             Director
----------------------------------
      Gregory L. Henderson

/s/   Douglas A. Holmberg              Director
----------------------------------
      Douglas A. Holmberg

/s/   Charles E. Jennings, Jr.         Director
----------------------------------
      Charles E. Jennings, Jr.

/s/   J. "Bill" Noriega, Jr.           Director
----------------------------------
      J. "Bill" Noriega, Jr.

/s/   LeVaughn Amerson                 Director
----------------------------------
      LeVaughn Amerson

               INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
----------               -----------

     (3)(i)      Articles of Incorporation of the Company  (a)

     (3)(ii)     Bylaws of the Company  (a)

    (10)(a)      Lease - Valrico State Bank - Jim Redman Parkway Office

        (b)      Lease - Valrico State Bank - Brandon Office  (b)

        (c)      Valrico State Bank Stock Option Plan  (b)


    (21)         Valrico State Bank  (b)

    (27)         Financial Data Schedule


        (a) Incorporated by reference to the Company's Registration Statement #33-90524 on Form S-4 for the registrant.

        (b) Incorporated by reference to the Company's December 31, 1995 Form 10-K.