Form 10-Q
period 1998-03-31
VALRICO BANCORP INC
filed 1998-04-28
CIK 942789

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

                              VALRICO BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its Charter)


              (FLORIDA)                                 65-0553757
            ------------                                -----------
    (State of other jurisdiction            (I.R.S. Employer Identification No.)
   of incorporation of organization)


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

AS OF MARCH 31, 1998, THERE WERE 296,715 SHARES OF COMMON STOCK OUTSTANDING

                              VALRICO BANCORP, INC.

                                      INDEX
PART I.  FINANCIAL INFORMATION                                                PAGE NUMBER
Item 1.  Financial Statements

         Consolidated balance sheets - March 31, 1998 and
         December 31, 1997                                                          3

         Consolidated statements of income - Three months
         ended March 31, 1998  and 1997                                             4

         Consolidated statement of shareholders' equity - Three months
         ended March 31, 1998 and 1997                                              5

         Consolidated statements of cash flows - Three months
         ended March 31, 1998 and 1997                                              6

         Notes to consolidated financial statements                                 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        8

PART II. OTHER INFORMATION                                                         10

SIGNATURES                                                                         11


                              VALRICO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                 March 31,         December 31,
                                                                                    1998               1997
                                                                                (Unaudited)
                                                                              -----------------  -----------------

                                                     Assets

Cash and Due From                                                             $      3,391,466   $      3,516,862
Federal Funds Sold                                                                   4,202,000                  -
Securities Available for Sale                                                        5,377,673          5,511,678
Securities Held to Maturity                                                          2,322,019          2,430,484
Loans                                                                               47,810,698         47,872,883
Facilities                                                                           2,806,726          2,852,443
Other Real Estate                                                                        8,488                  -
Accrued Interest Receivable                                                            430,851            468,465
Other Assets                                                                         1,125,583          1,149,279
                                                                              ----------------   ----------------

                  Total Assets                                                $     67,475,504   $     63,802,094
                                                                              ================   ================

                                                   Liabilities

Deposits:
      Demand Deposits                                                         $     11,572,729   $      9,210,202
      NOW Accounts                                                                  11,502,568         10,108,131
      Money Market Accounts                                                          3,784,430          3,632,693
      Savings Accounts                                                               7,250,462          7,267,013
      Time, $100,000 and over                                                        5,924,350          6,303,932
      Other Time Deposits                                                           18,598,116         18,524,636
                                                                              ----------------   ----------------

                  Total Deposits                                                    58,632,655         55,046,607

Federal Funds Purchased                                                              2,000,000          1,872,000
Securities Sold Under the Agreement to Repurchase                                      341,607            499,582
Accounts Payable and Accrued Liabilities                                               525,352            474,615
Mortgage Payable                                                                     1,259,910          1,272,191
Loan Payable                                                                           399,950            399,950
                                                                              ----------------   ----------------

                  Total Liabilities                                                 63,159,474         59,564,945
                                                                              ----------------   ----------------

Commitments and Contingencies

                                              StockHolders' Equity
CommonStock, No Par Value, Authorized 1,000,000
shares, issued and outstanding
      296,715 on Mar 31, 1998
      Issued and outstanding 299,115 on Dec. 31, 1997                                  296,715            299,115
Capital Surplus                                                                      2,399,945          2,431,145
Retained Earnings                                                                    1,638,719          1,515,796
Net Unrealized Holding Losses on Securities                                            (19,349)            (8,907)
                                                                              -----------------  ----------------
                  Total Stockholders Equity                                          4,316,030          4,237,149
                                                                              -----------------  ----------------
                  Total Liabilities and Stockholders Equity                   $     67,475,504   $     63,802,094
                                                                              =================  ================

See Accompanying Notes to Consolidated Financial Statements


                              VALRICO BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          1998                   1997
                                                                   --------------------   --------------------
Interest Income

     Interest and Fees on Loans                                    $         1,144,071    $           903,472
     Interest on Investment Securities                                         121,928                160,253
     Income on Federal Funds Sold                                               18,963                 15,607
                                                                   -------------------    -------------------
                 Total Interest Income                                       1,284,962              1,079,332
                                                                   -------------------    -------------------

Interest Expense

     Interest on Deposits                                                      447,576                377,914
     Interest on Federal Funds Purchased and Securities

        Sold Under Agreement to Repurchase                                      51,253                 17,828
                                                                   -------------------    -------------------

                 Total Interest Expense                                        498,829                395,742
                                                                   -------------------    -------------------

                 Net Interest Income                                           786,133                683,590

Provision for Loan Losses                                                       48,000                 30,000
                                                                   -------------------    -------------------
     Net Interest Income after Provision for  Loan Losses                      738,133                653,590
                                                                   -------------------    -------------------

Other Income:

     Service Charge on Deposit Accounts                                        135,601                 92,083
     Miscellaneous Income                                                       21,091                 23,872
                                                                   -------------------    -------------------
                 Total Other Income                                            156,692                115,955
                                                                   -------------------    -------------------

Other Expenses:

     Salaries and Employee Benefits                                            361,743                287,493
     Occupancy Expense                                                          66,365                 81,148
     Equipment Expense                                                          65,455                 62,477
     Stationary, Printing, and Supplies                                         27,869                 19,804
     Miscellaneous Expenses                                                    183,974                148,252
                                                                   -------------------    -------------------
                 Total Other Expenses                                          705,406                599,174
                                                                   -------------------    -------------------
Income Before Income Taxes                                                     189,419                170,371
Income Taxes                                                                    66,500                 66,673
                                                                   -------------------    -------------------
Net Income                                                         $           122,919    $           103,698
                                                                   ===================    ===================

Per share Information:
     Average Shares Outstanding                                                297,915                296,845
                                                                   ===================    ===================
Net Income Per Share                                               $              0.41    $              0.35
                                                                   ===================    ===================


See Accompanying Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 NET UNREALIZED           TOTAL
                                           COMMON     CAPITAL      RETAINED      HOLDING LOSSES       STOCKHOLDERS'
                                            STOCK      SURPLUS     EARNINGS       ON SECURITIES          EQUITY
                                          ---------- -----------   -----------   -----------------  ------------------

Balance, December 31, 1997                $ 299,115  $2,431,145    $1,515,800    $          (8,907)  $      4,237,153
     Net Income                                   -           -       122,919                    -            122,919
     Stock Redemption                        (2,400)    (31,200)            -                    -            (33,600)
     Net Change in Net  Unrealized
        holding losses on securities
                                                  -           -             -              (10,442)           (10,442)
                                          ---------- -----------   -----------   -----------------   ----------------


Balance, March 31, 1998                   $ 296,715  $2,399,945    $1,638,719    $         (19,349)  $      4,316,030
                                          ========== ===========   ===========   =================   ================




Balance, December 31, 1996                $ 296,845  $2,354,193    $1,269,111    $         (21,145)         3,899,004
     Net Income                                   -           -       103,698                    -            103,698
     Net Change in Net Unrealized
        holding losses on securities              -           -             -              (24,268)           (24,268)
                                          ---------- -----------   -----------   -----------------   ----------------


Balance, March 31, 1997                   $ 296,845  $2,354,193    $1,372,809    $         (45,413)  $      3,978,434
                                          ========== ===========   ===========   =================   ================

See Accompanying Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  1998                    1997
                                                                            ------------------    -------------------
Cash Flows from Operating Activities

      Net Income                                                            $         122,919     $          103,698
      Adjustments to Reconcile net income to net
         Cash provided by (used in) operating activities:
          Provision for Loan Losses                                                    48,000                 30,000
          Depreciation and amortization                                                65,468                 57,866
          Net amortization (accretion) of investments
            Security premiums and discounts                                             2,183                  3,616
          (Increase) Decrease in assets:
               Accrued Interest Receivable                                             37,614                 20,666
               Other Assets                                                            23,696                  1,655
          Increase (Decrease) in liabilities
               Accounts payable and Accrued Liabilities                                50,737                (28,540)
                                                                            -----------------     ------------------

                      Net Cash provided by (used in) operating
                         Activities                                                   350,617                188,961


Cash  flows from investing activities
         Securities available for sale:
          Purchase of investment securities                                                 -                (16,000)
          Proceeds from maturities of investment securities                            46,093                 50,590
      Securities to be Held to Maturity:
          Proceeds form maturities of investment securities                           109,195                253,058
      (Increase) Decrease in Federal Funds Sold                                    (4,202,000)            (1,579,000)
      Net (Increase) Decrease in Loans                                                 77,762               (142,212)
      Purchase of facilities                                                          (17,255)            (1,712,375)
                                                                            -----------------     ------------------


                      Net Cash provided by (used in) Investing Activities          (3,986,205)            (3,145,939)


Cash flows form financing activities:
      Increase (Decrease) in deposits                                               3,586,048              2,435,503
      Increase (Decrease) in Federal funds purchased                                  128,000               (100,000)
      Net increase (Decrease) in securities sold under agreement
        to repurchase                                                                (157,975)               116,279
      Net increase (Decrease) in notes payable                                        (12,281)             1,704,774
      Sale (redemption) of Common Stock                                               (33,600)                     -
                                                                            -----------------     -------------------


                      Net Cash Provided by (used by) financing activities           3,510,192              4,156,556


Net increase (decrease) in cash                                                      (125,396)             1,199,578

Cash, beginning of period                                                           3,516,862              3,677,677
                                                                            -----------------     ------------------


Cash, ending of period                                                      $       3,391,466     $        4,877,255
                                                                            =================     ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:

          Interest                                                                    498,829                447,621
          Income taxes                                                                      -                 12,602


                              VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1998

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 296,715 as of March 31, 1998, and 296,845 as of March 31, 1997.

                              VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is approaching its ninth full year of operation. During the first quarter for the three months ended March 31, 1998, the Bank experienced a growth in deposits with an increase of $3,586,048 or 6.5%. Demand deposits, primarily non-interest bearing, had the highest percentage of growth at 25.7%, or an increase of 2,362,527 in the first quarter ended March 31, 1998.

Loan growth decreased $62,185 or .13% for the first quarter ended March 31, 1998. This decrease in loans is attributed to the decline of agricultural loan outstanding, which normally occurs during this time of year, and not to a softening of loan demand in the area. The allowance for credit losses at March 31, 1998 was at $630,330 compared to $576,347 at December 31, 1997. The Bank had $1,106 in charge-offs and had recoveries in the amount of $7,089 during the three months ended March 31, 1998, and has no nonperforming loans as of March 31, 1998. A total of $48,000 was expensed for provision for loan losses in the first quarter. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $0 and $232,000 at March 31, 1998 and 1997, respectively. Loans 90 days or more past due amounted to $66,357 and $27,000 at March 31, 1998 and 1997, respectively. There were restructured loans in the amount of $50,000 and $0 at March 31, 1998 and 1997, respectively. The following table sets forth a summary of loan loss experience:

                                 Analysis of the Allowance for Loan Losses

                                                                                   March 31,         December 31,
                                                                                      1998               1997
                                                                                 ---------------   -----------------

Balance at Beginning of Period                                                       $  576,347           $  500,504
                                                                                 ---------------   -----------------

Charge-offs:

     Commercial, Financial and Agricultural                                                   -             213,248
     Real Estate-Construction                                                                 -                   -
     Real Estate-Mortgage                                                                     -                   -
     Installment Loans to Individuals                                                     1,106              49,471
     Lease Financing                                                                          -                   -
                                                                                 ---------------   -----------------

                                                                                          1,106             262,719
                                                                                 ---------------   -----------------

Recoveries:

     Commercial, Financial and Agricultural                                               1,489              27,237
     Real Estate-Construction                                                                 -                   -
     Real Estate-Mortgage                                                                     -                   -
     Installment Loans to Individuals                                                     5,600              11,325
     Lease Financing                                                                          -                   -
                                                                                 ---------------   -----------------

                                                                                          7,089              38,562
                                                                                 ---------------   -----------------

Net Recoveries                                                                            5,983            (224,157)
Additions Charged to Operation                                                           48,000             300,000
                                                                                 ---------------   -----------------


Balance at end of Period                                                             $  630,330           $ 576,347
                                                                                 ===============   =================

Ratio of Net Charge-offs during the period to average loans
    outstanding during the period                                                         0.01%              -0.52%
                                                                                 ===============   =================

                              VALRICO BANCORP, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the first quarter was $122,919 or $.41 per share which compares to $103,698 or $.35 per share for the first quarter of 1997. This represents an increase over the comparable quarter of $19,221 which is attributable mostly to an increase in loans and related revenues.

Salaries and benefits represent 51.3% of non-interest expenses for the three months ended March 31, 1998, compared to 48.0% for the three months ended March 31, 1997. Salary expense for the three months ended March 31, 1998 increased 25.8% over the same period for 1997.

The Tier I capital ratio was 6.46% and Total Capital ratio was 7.43% at March 31, 1998. The tier I capital to total risk-weighted assets ratio was 8.56% at March 31, 1998.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed for the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on April 28, 1998 on its behalf by the undersigned thereunto duly authorized.



                                                     VALRICO BANCORP, INC.


                                            By: \s\ Bob Mclean
                                               ---------------------------
                                                    Bob Mclean
                                                    President and Chief
                                                    Executive Officer


                                            By:  \s\ Jerry L. Ball
                                               ---------------------------
                                                     Jerry L. Ball
                                                     Executive Vice President

                              INDEX TO EXHIBITS


         EXHIBIT NO.                                  DESCRIPTION
         ------- ---                                  -----------
            27                                      Financial Data Schedule