Form 10-Q
period 1998-06-30
VALRICO BANCORP INC
filed 1998-08-05
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998


                COMMISSION FILE NUMBER 33 ACT FILE NO. -33-90524
                                       -------------------------


                              VALRICO BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its Charter)


          (FLORIDA)                                      65-0553757
          ---------                                      ----------
(State of other jurisdiction of             (I.R.S. Employee Identification No.)
 incorporation of organization)


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

AS OF JUNE 30, 1998, THERE WERE 297,815 SHARES OF COMMON STOCK OUTSTANDING

                              VALRICO BANCORP, INC.


                                      INDEX                               PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets - June 30, 1998
         and December 31, 1997                                                 3

         Consolidated statements of income -
         Three and Six months ended June 30,
         1998 and 1997                                                         4

         Consolidated statement of shareholders'
         equity - Six months ended June 30, 1998
         and 1997                                                              5

         Consolidated statements of cash flows -
         Six months ended June 30, 1998 and 1997                               6

         Notes to consolidated financial statements                            7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                                         8

PART II. OTHER INFORMATION                                                    10


SIGNATURES                                                                    11

                              VALRICO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,              December 31,
                                                                                           1998                    1997
                                                                                        ----------             ----------
                                     Assets

Cash and Non Interest Bearing Deposits                                                   $ 4,005,803            $ 3,516,862
Federal Funds Sold                                                                         7,419,000                      -
Securities Available for Sale                                                              4,568,232              5,511,678
Securities Held to Maturity                                                                2,196,989              2,430,484
Loans                                                                                     48,831,181             47,872,883
Facilities                                                                                 2,780,754              2,852,443
Other Real Estate                                                                             21,322                      -
Accrued Interest Receivable                                                                  414,134                468,465
Other Assets                                                                               1,193,952              1,149,279
                                                                                          ----------             ----------
                 Total Assets                                                            $71,431,367            $63,802,094
                                                                                         ===========            ===========
                                 Liabilities

Deposits:
      Demand Deposits                                                                    $12,069,913            $ 9,210,202
      NOW Accounts                                                                        12,331,091             10,108,131
      Money Market Accounts                                                                4,288,340              3,632,693
      Savings Accounts                                                                     7,350,450              7,267,013
      Time, $100,000 and over                                                              6,337,478              6,303,932
      Other Time Deposits                                                                 19,418,118             18,524,636
                                                                                          ----------             ----------
                 Total Deposits                                                           61,795,390             55,046,607

Federal Funds Purchased                                                                    2,000,000              1,872,000
Securities Sold Under the Agreement to Repurchase                                            892,639                499,582
Accounts Payable and Accrued Liabilities                                                     614,572                474,615
Mortgage Payable                                                                           1,247,693              1,272,191
Loan Payable                                                                                 399,950                399,950
                                                                                          ----------             ----------
                 Total Liabilities                                                        66,950,244             59,564,945
                                                                                          ----------             ----------
Commitments and Contingencies

                             Stockholders Equity
Common Stock, No Par Value, Authorized 1,000,000 shares, issued and outstanding
      297,815 on June 30, 1998
      Issued and outstanding 299,115 on Dec 31, 1997                                         297,815                299,115
Capital Surplus                                                                            2,369,003              2,431,145
Retained Earnings                                                                          1,841,065              1,515,796
Net Unrealized Holding Losses on Securities                                                  (26,760)                (8,907)
                                                                                         -----------            -----------
                 Total Stockholders Equity                                                 4,481,123              4,237,149
                                                                                         -----------            -----------
                 Total Liabilities and Stockholders Equity                               $71,431,367            $63,802,094
                                                                                         ===========            ===========

          See accompanying notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                            1998                1997                1998               1997
                                                         ----------          ----------          ----------         ----------

Interest Income
     Interest and Fees on Loans                          $1,187,537          $  942,440          $2,331,608         $1,845,912
     Interest on Investment Securities                      114,180             161,408             236,108            321,661
     Income on Federal Funds Sold                            86,768              49,611             105,731             65,218
                                                         ----------          ----------          ----------         ----------
               Total Interest Income                      1,388,485           1,153,459           2,673,447          2,232,791

Interest Expense
     Interest on Deposits                                   466,233             412,694             913,809            790,608
     Interest on Federal Funds Purchased
        And Securities Sold under agreement
        to Repurchase                                        72,669              12,011             123,922             29,839
                                                         ----------          ----------          ----------         ----------
               Total Interest Expense                       538,902             424,705           1,037,731            820,447
                                                         ----------          ----------          ----------         ----------
               Net Interest Income                          849,583             728,754           1,635,716          1,412,344
Provision for Loan Losses                                    54,000              90,000             102,000            120,000
                                                         ----------          ----------          ----------         ----------
     Net Interest Income after
        Provision for loan losses                           795,583             638,754           1,533,716          1,292,344
                                                         ----------          ----------          ----------         ----------
Other Income:
     Service Charge on Deposit Accounts                     141,383              98,762             276,984            190,845
     Miscellaneous Income                                    26,206              11,556              47,297             35,428
                                                         ----------          ----------          ----------         ----------
               Total Other Income                           167,589             110,318             324,281            226,273
                                                         ----------          ----------          ----------         ----------
Other Expenses:
     Salaries and Employee Benefits                         354,302             355,193             716,045            642,686
     Occupancy Expense                                       63,884              88,818             130,249            169,966
     Equipment Expense                                       76,866              62,010             142,321            124,487
     Stationary, Printing, and Supplies                      26,218              20,937              54,087             40,741
     Miscellaneous Expenses                                 186,498             168,991             370,472            317,243
                                                         ----------          ----------          ----------         ----------
               Total Other Expenses                         707,768             695,949           1,413,174          1,295,123
                                                         ----------          ----------          ----------         ----------
Income Before Income Taxes                                  255,404              53,123             444,823            223,494
Income Taxes                                                100,500              21,621             167,000             88,294
                                                         ----------          ----------          ----------         ----------
Net Income                                               $  154,904          $   31,502          $  277,823         $  135,200
                                                         ==========          ==========          ==========         ==========
Per share Information:
     Average Shares Outstanding                             298,465             296,845             298,465            296,845
                                                         ==========          ==========          ==========         ==========

Net Income Per Share                                     $     0.52          $     0.11          $     0.93         $     0.46
                                                         ==========          ==========          ==========         ==========

          See accompanying notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                    NET
                                                                                                 UNREALIZED       TOTAL
                                                                                                  HOLDING         STOCK
                                                   COMMON       CAPITAL          RETAINED         LOSSES ON      HOLDERS'
                                                   STOCK        SURPLUS          EARNINGS        SECURITIES       EQUITY
                                                  --------     ----------       ----------     -------------  -----------
Balance, December 31, 1997                        $299,115     $2,431,145       $1,563,242     $   (8,907)    $4,284,595

    Net Income                                                                     277,823                       277,823
    Stock Redemption                                (1,300)       (62,142)                                       (63,442)

    Net Change in Net Unrealized
       holding losses on securities                                                               (17,853)       (17,853)
                                                  --------     ----------       ----------     ----------     ----------
Balance, June 30, 1998                            $297,815     $2,369,003       $1,841,065     $  (26,760)    $4,481,123
                                                  ========     ==========       ==========     ==========     ==========


Balance, December 31, 1996                        $296,845     $2,354,193       $1,269,111     $  (21,145)    $3,899,004

    Net Income                                           -              -          135,200              -        135,200
    Net Change in Net Unrealized
       holding losses on securities                      -              -                -         (6,102)        (6,102)
                                                  --------     ----------       ----------     ----------     ----------
Balance, June 30, 1997                            $296,845     $2,354,193       $1,404,311     $  (27,247)    $4,028,102
                                                  ========     ==========       ==========     ==========     ==========



          See accompanying notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                                 1998                  1997
                                                                                              ----------            ----------

Cash Flows from Operating Activities
      Net Income                                                                            $    277,823          $    135,200
      Adjustments to Reconcile net income to net
         Cash provided by (used in) operating activities:
         Provision for Loan Losses                                                               102,000               120,000
         Depreciation and amortization                                                           134,987               115,873
         Net amortization (accretion) of investments
           Security premiums and discounts                                                         4,546                 6,719
         (Increase) Decrease in assets:
             Accrued Interest Receivable                                                          54,661                51,066
             Other Assets                                                                       (109,800)              (79,271)
         Increase (Decrease) in liabilities
             Accounts payable and Accrued Liabilities                                            139,957                  (154)
                                                                                              ----------            ----------
                 Net Cash provided by (used in) operating
                    Activities                                                                   604,174               349,433
                                                                                              ----------            ----------

Cash flows from investing activities Securities available for sale:
         Purchase of investment securities                                                             -              (266,000)
         Proceeds from maturities of investment securities                                       837,081               108,651
      Securities to be Held to Maturity:
         Proceeds form maturities of investment securities                                       235,068               510,277
      (Increase) Decrease in Deferred income tax                                                       -                (1,277)
      (Increase) Decrease in Federal Funds Sold                                               (7,419,000)           (2,287,000)
      Net (Increase) Decrease in Loans                                                          (961,037)           (1,856,137)
      Purchase of facilities                                                                     (59,095)           (1,734,238)
      Proceeds from the sale of Other Real Estate                                                 22,738                     -
                                                                                             -----------            ----------
                 Net Cash provided by (used in) Investing Activities                          (7,344,245)           (5,525,724)
                                                                                             -----------            ----------

Cash flows form financing activities:
      Increase (Decrease) in deposits                                                          6,748,783             4,406,185
      Increase (Decrease) in Federal funds purchased                                             128,000              (100,000)
      Net increase (Decrease) in securities sold under agreement
        to repurchase                                                                            393,057                (4,551)
      Net increase (Decrease) in notes payable                                                   (24,498)            1,694,260
      Sale (redemption) of Common Stock                                                          (16,000)                    -
                                                                                              ----------            ----------
                 Net Cash Provided by (used by) financing activities                           7,229,342             5,995,894
                                                                                              ----------            ----------
Net increase (decrease) in cash                                                                  488,941               819,603
Cash, beginning of period                                                                      3,516,862             3,677,677
                                                                                              ----------            ----------
Cash, ending of period                                                                      $  4,005,803          $  4,497,280
                                                                                              ==========            ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
         Interest                                                                           $  1,068,328          $    857,563
         Income taxes                                                                       $     34,387          $     94,680


          See accompanying notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1998

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 297,815 as of June 30, 1998, and 297,345 as of June 30, 1997.

                              VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which has just completed its ninth full year of operation. During the six months ended June 30, 1998, the Bank experienced a growth in deposits with an increase of $6,748,783 or 12.3%. Non-interest-bearing demand deposits had the highest percentage of growth at 31.0%, or an increase of $2,859,711 in the six months ended June 30, 1998.

Loan growth increased $958,298 or 2.0% for the six months ended June 30, 1998. The allowance for credit losses at June 30, 1998 was at $672,465 compared to $514,217 at December 31, 1997. The Bank had $15,613 in charge-offs and had recoveries in the amount of $9,731 during the six months ended June 30, 1998, and has no nonperforming loans as of June 30, 1998. A total of $102,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $100,874 and $0 at June 30, 1998 and 1997, respectively. Loans 90 days or more past due amounted to $0 and $25,000 at June 30, 1998 and 1997, respectively. There were restructured loans in the amount of $55,224 and $0 at June 30, 1998 and 1997, respectively. The following table sets forth a summary of loan loss experience:


                    Analysis of the Allowance for Loan Losses



                                                                                        June 30,           December 31,
                                                                                         1998                  1997
                                                                                        --------             --------

Balance at Beginning of Period                                                          $576,347             $500,504
                                                                                        --------             --------
Charge-offs:
     Commercial, Financial and Agricultural                                                    -              213,248
     Real Estate-Construction                                                                  -                    -
     Real Estate-Mortgage                                                                      -                    -
     Installment Loans to Individuals                                                     15,613               49,471
     Lease Financing                                                                           -                    -
                                                                                        --------             --------
                                                                                          15,613              262,719
                                                                                        --------             --------
Recoveries:
     Commercial, Financial and Agricultural                                                1,976               27,237
     Real Estate-Construction                                                                  -                    -
     Real Estate-Mortgage                                                                      -                    -
     Installment Loans to Individuals                                                      7,755               11,325
     Lease Financing                                                                           -                    -
                                                                                        --------             --------
                                                                                           9,731               38,562
                                                                                        --------             --------
Net Charge-offs                                                                           (5,882)            (224,157)
Additions Charged to Operation                                                           102,000              300,000
                                                                                        --------             --------
Balance at end of Period                                                                $672,465             $576,347
                                                                                        ========             ========
Ratio of Net Charge-offs during the period to average loans
    outstanding during the period                                                          -0.01%               -0.52%
                                                                                        ========             ========

                              VALRICO BANCORP, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the six months ending June 30, 1998 was $277,823 or $0.93 per share which compares to $135,200 or $.46 per share for the same period in 1997. This represents an increase over the comparable quarter of $142,623, which is attributable mostly to an increase in loans and related revenues.

Salaries and benefits represent 50.7% of non-interest expenses for the six months ended June 30, 1998, compared to 49.6% for the six months ended June 30, 1997. Salary expense for the six months ended June 30, 1998 increased 11.4% over the same period for 1997.

The Tier I capital ratio was 6.38% and Total Capital ratio was 7.32% at June 30, 1998. The tier I capital to total risk-weighted assets ratio was 8.55% at June 30, 1998.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed for the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on July 31, 1998 on its behalf by the undersigned thereunto duly authorized.



                              VALRICO BANCORP, INC.


                              By:  /s/ Bob Mclean
                                   -------------------------------------
                                   Bob Mclean
                                   President and Chief Executive Officer


                              By:  /s/ Jerry L. Ball
                                   -------------------------------------
                                   Jerry L. Ball
                                   Executive Vice President