Form 10-Q
period 1998-09-30
VALRICO BANCORP INC
filed 1998-11-12
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

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


AS OF SEPTEMBER 30, 1998, THERE WERE 297815 SHARES OF COMMON STOCK OUTSTANDING

                             VALRICO BANCORP, INC.


                                     INDEX

                                                                                     PAGE NUMBER
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated balance sheets - September 30, 1998 and December 31, 1997           3

         Consolidated statements of income - Three and Nine months
         ended September 30, 1998 and 1997                                                4

         Consolidated statement of shareholders' equity - Nine months
         ended September 30, 1998 and 1997                                                5

         Consolidated statements of cash flows - Nine months ended
         September 30, 1998 and 1997                                                      6

         Notes to consolidated financial statements                                       7

Item 2.  Management's' Discussion and Analysis of Financial Condition and
         Results of Operations                                                            8

PART II. OTHER INFORMATION                                                               10


SIGNATURES                                                                               11

                             VALRICO BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                         September 30,           December 31,
                                                                                             1998                    1997
                                                                                         -------------           ------------
                                                   Assets

Cash and Non Interest Bearing Deposits                                                     3,325,608             $ 3,516,862
Federal Funds Sold                                                                         3,234,000                      --
Securities Available for Sale                                                              7,044,047               5,511,678
Securities Held to Maturity                                                                2,120,224               2,430,484
Loans                                                                                     51,264,956              47,872,883
Facilities                                                                                 2,753,671               2,852,443
Other Real Estate                                                                                615                      --
Accrued Interest Receivable                                                                  435,543                 468,465
Other Assets                                                                               1,246,449               1,149,279
                                                                                          ----------             -----------
                  Total Assets                                                            71,425,113             $63,802,094
                                                                                          ==========             ===========
                                  Liabilities

Deposits:
      Demand Deposits                                                                      9,804,398             $ 9,210,202
      NOW Accounts                                                                        11,914,144              10,108,131
      Money Market Accounts                                                                5,066,636               3,632,693
      Savings Accounts                                                                     7,682,353               7,267,013
      Time, $100,000 and over                                                              7,662,141               6,303,932
      Other Time Deposits                                                                 19,792,412              18,524,636
                                                                                          ----------             -----------
                  Total Deposits                                                          61,922,084              55,046,607

Federal Funds Purchased                                                                    2,000,000               1,872,000
Securities Sold Under the Agreement to Repurchase                                            419,029                 499,582
Accounts Payable and Accrued Liabilities                                                     792,069                 474,615
Mortgage Payable                                                                           1,235,216               1,272,191
Loan Payable                                                                                 399,950                 399,950
                                                                                          ----------             -----------
                  Total Liabilities                                                       66,768,348              59,564,945
                                                                                          ----------             -----------
Commitments and Contingencies

                              StockHolders Equity
Common Stock, No Par Value, Authorized 1,000,000
      shares, issued and outstanding 297,815 on Sept. 30, 1998
      Issued and outstanding 299,115 on Dec. 31, 1997                                        297,815                 299,115
Capital Surplus                                                                            2,369,002               2,431,145
Retained Earnings                                                                          2,002,723               1,515,796
Net Unrealized Holding Losses on Securities                                                  (12,775)                 (8,907)
                                                                                          ----------              ----------
                  Total Stockholders Equity                                                4,656,765               4,237,149
                                                                                          ----------              ----------
                  Total Liabilities and Stockholders Equity                               71,425,113             $63,802,094
                                                                                          ==========             ===========

See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                           1998                1997               1998                1997
                                                        ----------          ----------         ----------          ----------
Interest Income
     Interest and Fees on Loans                         $1,189,501          $1,016,140         $3,521,109          $2,862,052
     Interest on Investment Securities                     106,838             155,942            342,946             477,603
     Income on Federal Funds Sold                          122,245              28,886            227,976              94,104
                                                        ----------          ----------         ----------          ----------
               Total Interest Income                     1,418,584           1,200,968          4,092,031           3,433,759

Interest Expense
     Interest on Deposits                                  507,684             427,896          1,421,493           1,218,504
     Interest on Federal Funds Purchased
        And Securities Sold under agreement
        to Repurchase                                       53,691              60,234            177,613             149,862
                                                        ----------          ----------         ----------          ----------
               Total Interest Expense                      561,375             488,130          1,599,106           1,368,366
                                                        ----------          ----------         ----------          ----------
               Net Interest Income                         857,209             712,838          2,492,925           2,065,393
Provision for Loan Losses                                   54,000              60,000            156,000             180,000
                                                        ----------          ----------         ----------          ----------
     Net Interet Income after
        Provision for loan losses                          803,209             652,838          2,336,925           1,885,393
                                                        ----------          ----------         ----------          ----------
Other Income:
     Service Charge on Deposit Accounts                    140,000             108,213            416,984             299,058
     Miscellaneous Income                                   20,960              29,026             68,257              64,454
                                                        ----------          ----------         ----------          ----------
               Total Other Income                          160,960             137,239            485,241             363,512
                                                        ----------          ----------         ----------          ----------
Other Expenses:
     Salaries and Employee Benefits                        359,717             313,094          1,075,762             955,780
     Occupancy Expense                                      71,666              64,928            201,915             175,105
     Equipment Expense                                      79,928              74,068            222,249             198,555
     Stationary, Printing, and Supplies                     24,731              25,456             78,818              66,197
     Miscellaneous Expenses                                176,469             185,088            546,941             502,331
                                                        ----------          ----------         ----------          ----------
               Total Other Expenses                        712,511             662,634          2,125,685           1,897,968
                                                        ----------          ----------         ----------          ----------
Income Before Income Taxes                                 251,658             127,443            696,481             350,937
Income Taxes                                                90,000              31,900            257,000             120,194
                                                        ----------          ----------         ----------          ----------
Net Income                                              $  161,658          $   95,543         $  439,481          $  230,743
                                                        ==========          ==========         ==========          ==========
Per share Information:
     Average Shares Outstanding                            297,815             296,845            298,465             296,845
                                                        ==========          ==========         ==========          ==========

Net Income Per Share                                    $     0.54          $     0.32         $     1.47          $     0.78
                                                        ==========          ==========         ==========          ==========

See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                       NET
                                                                                                   UNREALIZED      TOTAL
                                                                                                    HOLDING        STOCK
                                                  COMMON       CAPITAL            RETAINED         LOSSES ON     HOLDERS'
                                                  STOCK        SURPLUS            EARNINGS         SECURITIES     EQUITY
                                                  --------     ----------         ----------       ----------   ----------
Balance, December 31, 1997                        $299,115     $2,431,145         $1,563,242       $ (8,907)    $4,284,595

     Net Income                                                                      439,481                       439,481

     Stock Redemption                               (1,300)       (62,142)                                         (63,442)

     Net Change in Net Unrealized
        holding losses on securities                                                                 (3,868)        (3,868)
                                                  --------     ----------         ----------       --------     ----------
Balance, September 30, 1998                       $297,815     $2,369,003         $2,003,065       $(12,775)    $4,657,108
                                                  ========     ==========         ==========       ========     ==========


Balance, December 31, 1996                        $296,845     $2,354,193         $1,269,111       $(21,145)    $3,899,004

     Net Income                                          -              -            230,743              -        230,743
     Net Change in Net Unrealized
        holding losses on securities                     -              -                  -          8,160          8,160
                                                  --------     ----------         ----------       --------     ----------
Balance, September 30, 1997                       $296,845     $2,354,193         $1,499,854       $ 12,985     $4,137,907
                                                  ========     ==========         ==========       ========     ==========


See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED SETPEMBER 30,
                                                                                       1998              1997
                                                                                   -----------       -----------
Cash Flows from Operating Activities
      Net Income                                                                   $   438,866       $   230,743
      Adustments to Reconcile net income to net
         Cash provided by (used in) operating activities:
          Provision for Loan Losses                                                    156,000           180,000
          Depreciation and amortization                                                215,930           166,641
          Net amortization (accretion) of investments
            Security premiums and discounts                                              3,423             9,366
          (Increase) Decrease in assets:
             Accrued Interest Receivable                                                32,922            (9,071)
             Other Assets                                                              (97,170)          (40,365)
          Increase (Decrease) in liabilities
             Accounts payable and Accrued Liabilities                                  167,156           (34,454)
                                                                                   -----------       -----------
                 Net Cash provided by (used in) operating
                    Activities                                                         917,127           502,860
                                                                                   -----------       -----------

Cash  flows from investing activities
      Securities available for sale:
          Purchase of investment securities                                         (3,387,020)         (309,300)
          Proceeds from maturities of investment securities                          1,836,075           426,744
      Securities to be Held to Maturity:
          Proceeds form maturities of investment securities                            310,260           709,925
      (Increase) Decrease in Deferred income tax                                            --                --
      (Increase) Decrease in Federal Funds Sold                                     (3,234,000)          163,000
      Net (Increase) Decrease in Loans                                              (3,386,487)       (5,729,504)
      Purchase of facilities                                                          (117,158)       (1,965,330)
      Proceeds from the sale of Other Real Estate                                           --                --
                                                                                   -----------       -----------
                 Net Cash provided by (used in) Investing Activities                (7,978,330)       (6,704,465)
                                                                                   -----------       -----------

Cash flows form financing activities:
      Increase (Decrease) in deposits                                                6,875,477         4,065,191
      Increase (Decrease) in Federal funds purchased                                   128,000           400,000
      Net increase (Decrease) in securities sold under agreement
        to repurchase                                                                  (80,553)         (222,008)
      Net increase (Decrease)in notes payable                                          (36,975)        1,683,446
      Sale (redemption) of Common Stock                                                (16,000)               --
                                                                                   -----------       -----------
                 Net Cash Provided by (used by) financing activities                 6,869,949         5,926,629
                                                                                   -----------       -----------
Net increase (decrease) in cash                                                       (191,254)         (274,976)
Cash, beginning of period                                                            3,516,862         3,677,677
                                                                                   -----------       -----------
Cash, ending of period                                                             $ 3,325,608       $ 3,402,701
                                                                                   ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
          Interest                                                                 $ 1,493,841       $ 1,246,224
          Income taxes                                                             $   148,436       $   115,236

See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               September 30, 1998

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 297,815 as of September 30, 1998, and 296,845 as of September 30, 1997.

                             VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its tenth year of operation. During the nine months ended September 30, 1998, the Bank experienced a growth in deposits with an increase of $6,875,477 or 12.5%. Money Market Accounts had the highest percentage of growth at 39.5%, or an increase of $1,433,943 in the nine months ended September 30, 1998.

Loan growth increased $3,606,310 or 7.5% for the nine months ended September 30, 1998. The allowance for credit losses at September 30, 1998 was at $728,454 compared to $576,347 at December 31, 1997. The Bank had $15,952 in charge-offs and had recoveries in the amount of $12,059 during the nine months ended September 30, 1998, and has loan classified as troubled in the amount of $191,361 as of September 30, 1998. A total of $156,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $283,668 and $178,525 at September 30, 1998 and 1997, respectively. Loans 90 days or more past due amounted to $0 and $583,801 at September 30, 1998 and 1997, respectively. There were restructured loans in the amount of $54,181 and $0 at September 30, 1998 and 1997, respectively. The following table sets forth a summary of loan loss experience:

                   Analysis of the Allowance for Loan Losses

                                                                September 30,   December 31,
                                                                    1998            1997
                                                                ------------    ------------
Balance at Beginning of Period                                   $ 576,347       $ 500,504
                                                                 ---------       ---------
Charge-offs:
     Commercial, Financial and Agricultural                             --         213,248
     Real Estate-Construction                                           --              --
     Real Estate-Mortgage                                               --              --
     Installment Loans to Individuals                               15,952          49,471
     Lease Financing                                                    --              --
                                                                 ---------       ---------
Total Charge-offs                                                   15,952         262,719
                                                                 ---------       ---------
Recoveries:
     Commercial, Financial and Agricultural                          3,611          27,237
     Real Estate-Construction                                           --              --
     Real Estate-Mortgage                                               --              --
     Installment Loans to Individuals                                8,448          11,325
     Lease Financing                                                    --              --
                                                                 ---------       ---------
Total Recoveries                                                    12,059          38,562
                                                                 ---------       ---------
Net Charge-offs                                                     (3,893)       (224,157)
Additions Charged to Operation                                     156,000         300,000
                                                                 ---------       ---------
Balance at end of Period                                         $ 728,454       $ 576,347
                                                                 =========       =========
Ratio of Net Charge-offs during the period to average loans
    outstanding during the period                                    -0.01%          -0.52%
                                                                 =========       =========

                             VALRICO BANCORP, INC.

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the nine months ending September 30, 1998 was $439,481 or $1.48 per share which compares to $230,743 or $.78 per share for the same period in 1997. This represents an increase over the comparable quarter of $208,738, which is attributable mostly to an increase in loans and related revenues, and increase in investments, and an increase during the middle of the year in low cost Demand Accounts.

Salaries and benefits represent 43.3% of non-interest expenses for the nine months ended September 30, 1998, compared to 47.3% for the nine months ended September 30, 1997. Salary expense for the nine months ended September 30, 1998 increased 12.6% over the same period for 1997.

The Tier I capital ratio was 6.48% and Total Capital ratio was 7.44% at September 30, 1998. The tier I capital to total risk-weighted assets ratio was 8.40% at September 30, 1998.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Exhibits
27 - Financial Data Schedule (for SEC use only).

Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 6, 1998 on its behalf by the undersigned thereunto duly authorized.



                             VALRICO BANCORP, INC.


                                 By:      \s\ Bob Mclean
                                    -------------------------------------------
                                          Bob Mclean
                                          President and Chief Executive Officer


                                 By:      \s\ Jerry L. Ball
                                    -------------------------------------------
                                          Jerry L. Ball
                                          Executive Vice President