Form 10-K
period 1998-12-31
VALRICO BANCORP INC
filed 1999-03-29
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Year Fiscal Ended December 31, 1998

                Commission File Number 33 Act File No. -33-90524


                              VALRICO BANCORP, INC.
             (Exact name of registrant as specified in its Charter)



         (FLORIDA)                                         65-0553757
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



                 1815 EAST STATE ROAD 60, VALRICO, FLORIDA 33594
              (Address of principal executive offices and zip code)


                                 (813) 689-1231
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes X (2) No

As of December 31, 1998, there were 307,790 shares of common stock outstanding.

ITEM 1.  BUSINESS

GENERAL

         Valrico Bancorp, Inc. (the "Company") is a one-bank holding company which was a newly-formed corporation on May 31, 1995 with its principal place of business in Valrico, Florida. The Company subsequently acquired all of the outstanding common stock of Valrico State Bank (the "Bank"), a wholly-owned subsidiary. All shares held by the Bank's shareholders were exchanged on a one-to-one basis for Valrico Bancorp, Inc. shares. The Company's common stock, no par value, authorized 1,000,000 shares, had 307,790 issued and outstanding shares as of December 31, 1998. The Company derives substantially all of its income from dividends and lease from its subsidiary. The results of operations of the Company for 1998 are minimal and are not material to the consolidated financial statements. The Bank and the Company share the same board of directors, which is comprised of nine individuals. Those individuals are C. Dennis Carlton, H. Leroy English, Gregory L. Henderson, Douglas A. Holmberg, Charles E. Jennings, Jr., J.E. McLean, III, Justo Noriega, Jr., LeVaughn Amerson, and Jerry L. Ball.

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

DESCRIPTION OF BUSINESS

         The Company, through its subsidiary bank, conducts a general commercial banking business from its main office located at 1815 East State Road 60, Valrico, Florida 33594-3623 and its four branch facilities located at 102 West Robertson Street, Brandon, Florida 33511, 305 South Wheeler Street, Plant City, Florida 33566, 2602 Jim Redman Parkway, Plant City, Florida 33566 and 10101 Bloomingdale Ave, Riverview, Florida 33569. The Company's primary telephone number is (813) 689-1231. Valrico is a community located in the eastern portion of Hillsborough County, Florida, and is approximately 14 miles east of Tampa, Florida, which is located on the west coast of the state of Florida. While the Bank's overall market area extends throughout Hillsborough County, it expects to draw most of its business from eastern Hillsborough County (the Brandon/Valrico/Dover/Plant City/Riverview area) and estimates that more than 75% of its business will come from customers whose businesses or residences are located in an area within a radius of approximately five miles of the Bank's principle offices (the "Bank's Assessment Area"). The Company, through its subsidiary bank, intends for the near future, to service (with few exceptions) only residents and businesses located in Hillsborough County, but may choose to accept some business from outside of Hillsborough County. The Bank received approval in January 1994 from the Federal Deposit Insurance Corporation and the Florida Department of Banking and Finance to open a branch located at 102 West Robertson Street, Brandon, Florida 33511. Therefore, the Bank successfully opened its first branch on April 29, 1994, which is located approximately one and a half miles west of the main office and located in our current community and assessment area. The location is in the center of Brandon, extremely convenient to many businesses and professional offices. The Bank, after receiving regulatory approval, opened its second branch on September 15, 1995, in Plant City located at 305 South Wheeler Street (corner of Renfro and Wheeler). The Bank purchased, from Barnett Bank, a former Glendale Federal Bank branch, a free standing building with approximately 2,400 square feet including the land and furniture. This positioned the Bank to better service the Plant City market in which the Bank was already servicing a small customer base. The Bank, after receiving regulatory approval, opened its third branch on June 23, 1997 as an in-store branch facility in the Wal-Mart Supercenter on Jim Redman Parkway in Plant City, Florida. The Bank leases the facilities at this site. The Bank, after receiving regulatory approval, opened its fourth branch on January 22, 1999, in Riverview located at 10101 Bloomingdale Ave (corner of Bloomingdale and US 301). The Bank purchased, from Nationsbank, a free standing building with approximately 6,000 square feet, the purchased included the land surrounding the building.

         The Company, through it subsidiary, conducts substantially the same business operations as a typical independent commercial bank with special emphasis on retail banking. The Bank offers a wide range of consumer and commercial banking services traditionally offered by commercial banks, such as personal and commercial checking accounts, regular negotiable order of withdrawal ("NOW") accounts, certificates of deposits, money market accounts, savings accounts, IRA accounts, foreign currency exchanges, credit cards, debit cards, money orders, travelers' cheques, notary service, safe deposit boxes and wire transfers. It also offers discounted brokerage services, profit sharing programs, 401(k)s and other similar programs. These depository services are further complemented by direct deposit programs, night depository services, and bank by mail. The Bank's main, Brandon and the new North Riverview offices lobby hours are from 9:00 a.m. to 4:00 p.m., Mondays through Thursdays, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The Bank also offers drive-up teller facilities which are open from 8:00 a.m. to 6:00 p.m., Mondays through Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The Wheeler Street branches have the same office hours, except they have no Saturday lobby hours. The Jim Redman Parkway branch offers extended hours of service from 10:00 a.m. to 8:00 p.m. Monday through Saturday. The Bank does currently owns three automatic teller machines (ATM) at the Jim Redman Parkway, Main, and North Riverview offices and may purchase additional machines in the immediate future. It also offers ATM and Mastermoney Debit cards to its customers which can be used at ATM machines which are members of the Southeast Switch, which includes HONOR Network (Florida and other southeastern states) and CIRRUS (a worldwide network).

         The Bank originates a wide range of loans including, but not limited to, commercial and consumer loans, as well as loans secured by deposit accounts and other marketable collateral. As of December 31, 1998, commercial and consumer loans accounted for approximately 58.2% and 14.3%, respectively, of the Bank's loan portfolio. Loans are also made to enable borrowers to purchase, refinance, construct or improve residential or other real estate and usually are secured by mortgages on such real estate. As of December 31, 1998, real estate mortgage loans accounted for approximately 6.6% of the Bank's loan portfolio. To service the agricultural segment of the Bank's market area, the Bank employs an agricultural lender. As of December 31, 1998, 20.7% of the total loan portfolio was comprised of agricultural loans. All loans are made in compliance with applicable Federal and state regulations.

         The Bank uses a computer system to handle all accounting and statement processing. In addition, the Bank makes extensive use of personal computers in its teller and lobby locations, which allows for efficient handling and tracking of new accounts, loans and other paper intensive services, and provides every employee of the Bank access to complete customer profiles at all times. We have currently upgraded many of our desktop systems in order to effectively utilize many of the newer programs available today.

         The Bank offers a complete brokerage service through a third party which permits its customers to buy and sell stocks and bonds and otherwise trade in securities at a discount with full accountability of their transactions. The Bank offers, through third parties, standard and self-directed IRA, the new Roth and Educational IRA, qualified pension plans, SEPs, Keogh and profit-sharing plans, including 401(k) plans, etc.

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

         As of December 31, 1998, there were 13 commercial banks (including the Company's subsidiary bank) with 36 offices and 1 savings and loan association with 5 offices; at least 8 credit unions; and various other financial entities as competitors in the Bank's Assessment Area. The Company expects to receive substantial competition from most of these financial institutions. The Bank's main office is located on East State Road 60, a primary east-west artery in the Bank's Assessment Area, and 800 feet west of Valrico Road, a primary north-south artery in the Bank's Assessment Area. The Brandon branch facility is located in the center of Brandon, the Plant City branch facility is located in the center of Plant City, and the Jim Redman Parkway branch is located in the eastern section of Plant City. The North Riverview Branch is located at the intersection of US 301 and Bloomingdale Ave in the Riverview community. The Bank is one of only four financial institutions which have their headquarters in eastern Hillsborough County. The other financial institutions, being Sunshine State Savings and Loan and Hillsboro Bank in Plant City, and the newly opened Platinum Bank in Brandon. All others are branches of institutions which have their headquarters in other parts of Hillsborough County or elsewhere in Florida. Several actually are owned by banks with headquarters in Georgia, Alabama, North Carolina, Ohio, and New Jersey. The Bank's second branch was opened in 1995 in the Plant City market and the Bank expanded in this market area with an in-store branch which opened on June 23, 1997 within a Walmart Supercenter on Jim Redman Parkway. This location is in a growing area and a very active shopping center with an estimated 50,000 plus customers per week. This Wal-Mart is one of their largest supercenters in Florida. The bank expanded its market area with the opening of its fourth branch on January 22, 1999 in Riverview area. In order to compete with major financial institutions and others in the Bank's Assessment Area, the Bank will continue to emphasize specialized services, local promotional activity and personal contacts by the Bank's officers, directors and employees. The Bank believes that its local ownership and community-oriented operating philosophy and personalized banking services are competitive factors in which it has strength.

         As of December 31, 1998, total deposits of the Bank were distributed among demand deposits (26.8%), savings and time deposits (52.8%) and NOW and money market deposits (20.4%). The Bank's deposits are attracted primarily from individuals, professionals, small and medium size businesses and citrus and agricultural enterprises located predominantly in eastern Hillsborough County, Florida. As of December 31, 1998, approximately 24.4% of the Bank's total deposits were from businesses and 75.6% were from individuals. Management of the Bank has no reason to believe that the loss of any one or a few of its deposit accounts would have a material adverse effect upon the operations of the Bank or erode its deposit base.

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

         Prior to the organization of the Bank, the organizers of the Bank conducted economic and other surveys to evaluate the banking needs for the community of Valrico and its immediate environs. The results of those surveys were used to support the application to the Florida Department for permission to organize the Bank and the application to the FDIC for insurance of the Bank's accounts. Since it commenced operations, officers of the Bank have engaged continually in marketing activities, including the evaluation of development of new services, to enable the Bank to improve its competitive position in the Bank's Assessment Area. The cost to the Bank for these marketing activities cannot be calculated with any degree of certainty. In the fourth quarter of 1993, the Bank gathered and reviewed new economic data for the purpose of supporting an application to the Florida Department for permission to open a full service branch facility in Brandon, Florida, and performed similar research in the summer of 1995 to support an application to the Florida Department for permission to open a full service branch in Plant City, Florida. The cost of collecting and evaluating this information likewise cannot be determined with any degree of certainty, as most of the information was collected from public sources and other sources already utilized by the Company for its day-to-day evaluations. In the fourth quarter of 1996, the Bank reviewed data submitted by International Banking Technologies for the purpose of supporting the application for the in-store branch in Plant City. In the fourth quarter of 1998, the Bank gathered and reviewed new economic data for the purpose of supporting an application to the Florida Department for permission to open a full service branch facility in Riverview, Florida.

         As of December 31, 1998, the Bank employed 38 full-time employees, of which two were executive officers, and 15 part-time employees, of which two are bank officers. The Bank's employees are not represented by a collective bargaining group, and the Bank considers its relations with its employees to be excellent. The Bank also maintains training and educational programs designed to equip employees for positions of increasing responsibility in both management and operating positions. The Bank provides employees certain benefits customary in the banking industry, which includes major medical insurance, group term life insurance and normal vacation and sick leave. The Bank implemented a K-SOP plan in 1997.

         As of December 31, 1998, the Bank has been in operation for nine and one-half years. Management believes that there is some seasonality in its deposit base due primarily to its agricultural relationships. The seasonality in these deposits, however, has not been substantial to impact the core base of deposits, therefore, management does not believe its deposit relationship is affected. In its lending portfolio, the Bank sees a greater affect on this seasonal business during the period from September to May reflecting larger outstandings in the agricultural portfolio.

ITEM 2.  PROPERTIES

The Company, through its subsidiary, has a principal office located at 1815 East State Road 60 in Valrico, Florida, in a traditional, southern, Greek neo-classical two-story building with 9,860 square feet. The Brandon office, located at 102 West Robertson Street in Brandon, Florida, is in a leased 3,000 square foot end unit in a retail plaza at a major intersection in the center of Brandon. The Plant City office is located at 305 South Wheeler Street in facilities purchased in July 1995. The Jim Redman office, located at 2606 Jim Redman Parkway, is in a leased 507 square foot unit located within the Wal-Mart Supercenter in Plant City. The North Riverview Office, located at the intersection of US 301 and Bloomingdale Avenue in Riverview was purchased in October of 1998.

In January, 1997, the premises, previously leased from Roy J. and Ann M. Winter, were purchased by Valrico Bancorp, Inc. for approximately $1,683,000. The annual lease payments from the Bank to the Company is $204,000.

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

The aggregate lease expense paid by the Bank under these leases, including the Bank building lease, totaled $64,163 for the fiscal year ended December 31, 1998.

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

The Company, through its subsidiary, purchased from Nationsbank, a building with approximately 6,000 square feet. The purchase included building and land located at 10101 Bloomingdale Avenue (corner of US 301 and Bloomingdale). On January 22, 1999 the bank opened its fourth branch at this location.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this Annual Report, the management of the Company has no knowledge of any material pending legal proceedings, including proceedings contemplated by governmental authorities, to which the Company and its subsidiary or any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to votes of the stockholders of the Company during the last quarter of 1998.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

There is no trading market at the current time for the Common Stock of the Company, and it is not expected that a trading market will develop for shares of the Company's Common Stock in the near future. The Company is aware of 17 sale transactions that occurred during fiscal year 1998 at prices ranging from $14.00 to $16.00 per share, exclusive of commissions. The Bank is also aware of 24 sale transactions that occurred during fiscal year 1997 at prices ranging from $13.75 to $14.00 per share, exclusive of commissions. As of March 15, 1999, there were 503 holders of record of the Common Stock of the Company.

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

At the discretion of the Board of Directors of the Company and after careful review of certain factors, such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions, the Board declared its first dividend in September 1993 at ten cents per share and paid said dividend on October 5, 1993. It likewise paid a similar dividend in 1994, 1995, 1996 and 1997. In 1998, the dividend paid increased to twelve cents per share. The dividends were based on respective year earnings and paid on October 1 of each year.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, in summary form, certain comparative financial data of the Company for a five year period encompassing the periods ended December 31, 1994, December 31, 1995, December 31, 1996, December 31, 1997 and December 31, 1998. This information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations, and Other Statistical Disclosure" and the audited financial statements of the Company for the years ended December 31, 1996, 1997 and 1998, and related notes thereto included elsewhere herein.


                                             AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                     1998         1997         1996         1995         1994
                                   ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA                           (in Thousands, except Per Share Data)

Interest income                    $   5,543    $   4,711    $   4,206    $   3,767    $   3,107
Interest expense                      (2,060)      (1,888)      (1,544)      (1,413)      (1,057)
                                   ---------    ---------    ---------    ---------    ---------
Net interest income                     3483        2,823        2,662        2,354        2,050
Provision for loan losses               (210)        (300)        (181)         (97)         (78)
                                   ---------    ---------    ---------    ---------    ---------
Net interest income after
  provision for loan losses            3,273        2,523        2,481        2,257        1,972
Non-interest income                      657          516          431          383          331
Non-interest expense                  (3,051)      (2,614)      (2,408)      (2,156)      (1,964)
                                   ---------    ---------    ---------    ---------    ---------
Income before income taxes and
  change in accounting principle         879          425          504          484          339
Income taxes                            (318)        (101)        (156)        (115)        (103)
                                   ---------    ---------    ---------    ---------    ---------
Income before change in
  accounting principle                   561          324          348          369          236
Change in accounting principle
  cumulative effect FAS 109                0            0            0            0            0
                                   ---------    ---------    ---------    ---------    ---------
Net income                         $     561    $     324    $     348    $     369    $     236
                                   =========    =========    =========    =========    =========

PER SHARE DATA
Net income                         $    1.88    $    1.09    $    1.17    $    1.22    $     .78
Cash dividends                           .12          .10          .10          .10          .10
Book value                             16.00        14.17        13.10        11.91        10.70
Number of shares used in net
  income-per-share calculations      299,221      297,026      297,545      302,071      302,779

BALANCE SHEET DATA
Total assets                       $  80,685    $  63,802    $  54,919    $  49,592    $  42,793
Total investment securities            8,832        7,942       10,400        8,025        9,211
Total net loans (2)                   55,694       47,873       37,897       33,191       29,117
Total deposits                        70,505       55,047       48,876       44,774       38,792
Shareholders' equity                   4,924        4,237        3,899        3,595        3,238

(1) Based on average shares outstanding during the period.

(2) Net loans means total loans net of allowance for possible future loan losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The purpose of this discussion is to focus on significant changes in the financial condition and results of operations of the Company and its subsidiary during the past three years. The discussion and analysis is intended to supplement and highlight information contained in the accompanying consolidated financial statements and the selected financial data presented elsewhere in this report. The following discussion and analysis is based on the Company's financial condition and results of operations for the periods from January 1, 1998 through December 31, 1998, January 1, 1997 through December 31, 1997, and January 1, 1996 through December 31, 1996. This discussion and analysis should be read in conjunction with the financial statements of the Company, including the related notes thereto, and supplementary schedules, included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

   The following table presents a condensed comparative summary of the Company results of operations for the periods January 1, 1998 through December 31, 1998, January 1, 1997 through December 31, 1997, and January 1, 1996 through December 31, 1996.

                                                   YEAR ENDED DECEMBER 31,
                                          -----------------------------------------
                                              1998           1997           1996
                                          -----------    -----------    -----------
INCOME STATEMENT DATA
Interest income                           $ 5,542,909    $ 4,711,323    $ 4,206,568
Interest expense                           (2,059,839)    (1,887,926)    (1,544,456)
                                          -----------    -----------    -----------
Net interest income                         3,483,070      2,823,397      2,662,112
Provision for loan losses                    (210,000)      (300,000)      (181,444)
                                          -----------    -----------    -----------
Net interest income after provision for
  loan losses                               3,273,070      2,523,397      2,480,668
Non-interest income                           657,066        515,361        430,995
Non-interest expense                       (3,050,682)    (2,613,955)    (2,407,808)
                                          -----------    -----------    -----------
Income before income taxes                    879,454        424,803        503,855
Income taxes                                 (318,387)      (100,991)      (155,864)
                                          -----------    -----------    -----------
Net income                                $   561,067    $   323,812    $   347,991
                                          ===========    ===========    ===========
PER SHARE DATA
Net income                                $      1.88    $      1.09    $      1.17

   The Company had a positive net income of $561,067 or $1.88 per share for the period ended December 31, 1998, as compared to a net income of $323,812, or $1.09 per share for the period ended December 31, 1997, and a net income of $347,991, or $1.17 per share for the period ended December 31, 1996. Net income is after taxes. The Bank set aside $210,000 as provision for loan losses for the year ended December 31, 1998, compared to $300,000 and $181,444 in 1997 and 1996, respectively. The Bank continued to experience good deposit growth during 1998 resulting in a net increase from January 1, 1998 to December 31, 1998 of $15,458,793 or 28.1%, compared to a 12.6% growth in 1997 and 9.2% growth in 1996. During the same periods, the Bank's net loans outstanding increased $7,821,457 or 16.3% for total net outstandings of $55,694,340 as compared to 26.3% growth in 1997 and 14.2% in 1996. The ratio of net loans to deposits decreased slightly from the previous year from 86.9% at December 31, 1997 to 79.0% at December 31, 1998. The ratio of net loans to deposits was 77.5% at December 31, 1996.

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

   The Bank's net interest income increased 13.1% in 1996 from $2,354,264 (includes loan fees of $112,560) to $2,662,112 (includes loan fees of $126,445), 6.1% in 1997 from $2,662,112 to $2,823,397 (includes loan fees of $110,084) and
23.4% in 1998 from $2,823,397 to $3,483,070 (includes loan fees of $141,189) for the period ended December 31, 1998. The Bank's continued increase in net interest income from 1996 to 1998 is due to the mix of interest-earning assets where net loans contributed a higher percent of total interest income increasing from $3,454,488 in 1996 to $4,801,507 in 1998. Interest income from other interest-earning assets, such as investments and Federal funds sold which are normally the lower yielding assets, earned $752,080 in 1996, $721,352 in 1997 and $741,402 in 1998. The substantial increase in interest income was directly proportionate to the strong growth in loans and Federal funds sold. During the same three year periods, interest expense on deposits increased from $1,514,224 in 1996 to $1,659,414 in 1997 and increased to $1,939,552 in 1998 due primarily to an increase in deposits. Interest income yields on loans, which are normally higher than interest income yields on investment securities and Federal funds sold, was favorable to the Bank's profit. For the period from January 1, 1998 through December 31, 1998, the loan interest income of $4,660,318 earned on average net loans of $50,349,271 gave an average interest yield of 9.26%, as compared to 9.41% in 1997 and 9.44% in 1996. The investment interest income of $476,159 earned on average investment securities of $7,843,974 gave an average interest yield of 6.01% for the period from January 1, 1998 through December 31, 1998, as compared to 6.40% in 1997 and 6.11% in 1996.

   The net interest spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread decreased from the twelve-month period ended December 31, 1996 of 4.67% to 4.61% for the twelve-month period ended December 31, 1997, and a slight decrease to 4.56% for the twelve-month period ended December 31, 1998. As of December 31, 1998, the net yield on earning assets was 5.08%, as compared to 5.14% for the year ended December 31, 1997. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities.

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

   The interest rate sensitivity structure within the Bank's balance sheet at December 31, 1998, indicated a net interest sensitive liability gap of 106.2% when projecting out one year. In the near term, defined as 90 days, the Bank had a net interest sensitivity asset gap of 210.1%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in interest rates. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

   At December 31, 1998, residential (1-4 family) real estate related loans totaled $3,756,597, an decrease of $1,469,998 from the total of $5,226,595 at December 31, 1997. The decrease is due primarily as a result of the decreasing interest rate and increased refinancing activity, as opposed to a planned marketing strategy. The total of $3,756,597 is approximately 6.6% of the Bank's total loan portfolio, a slight decrease from the 10.8% at December 31, 1997, and is approximately 5.2% of the Bank's earning assets, an decrease from the 9.1% at December 31, 1997. Real estate loans include primarily intermediate-term loans secured by real estate and payable in periodic installments. At December 31, 1998, commercial loans totaled $32,916,814, an increase from $25,567,352 at December 31, 1997. Total commercial loans of $32,916,814 is approximately 58.2% of the loan portfolio, an increase from the approximate 52.7% at December 31, 1998. Total commercial loans are approximately 45.9% of the Bank's earning assets at December 31, 1997, an increase from the approximate 44.6% at December 31, 1997. Commercial loans include business purpose loans to both businesses and individuals which are payable on demand or within a specified period of time.

   As of December 31, 1998, agricultural loans totaled $11,723,329, an increase from the $10,290,535 in 1997. The total of $11,723,329 is approximately 20.7% of the total loan portfolio, an decrease from the 21.2% in December 31, 1997, and is approximately 16.3% of the Bank's earning assets which is an increase over December 31, 1997 of 12.8%. At December 31, 1998, consumer loans totaled $7,406,185, which represented approximately 14.3% of the Bank's total loan portfolio, a decrease from the approximately 15.3% at December 31, 1997. Total consumer loans were approximately 10.3% of the Bank's total earning assets at December 31, 1998, a slight decrease from the previous year of approximately 12.9%. Consumer loans are consumer purpose loans made to both businesses and individuals.

   The Bank's investment portfolio at December 31, 1998 of $8,832,145 (based on securities held available for sale marked to approximate fair market value) comprised approximately 12.3% of the Bank's total earning assets, as compared to 13.8% at December 31, 1997. The investment securities are primarily concentrated in U. S. Treasury securities, obligations of other U. S. Government agencies, municipals and corporations. As of December 31, 1998, the Bank's investment portfolio had 28.4% adjustable rate securities.

   The FASB 115 rule regarding "Accounting For Certain Investments in Debt and Equity Securities" was implemented the first quarter of 1994. The new rule required financial institutions to segregate their investment portfolio into three categories; 1) securities held-to-maturity (HTM), 2) securities available for sale (AFS), and 3) trading securities. Securities available for sale are to be marked to a fair market value. Unrealized holding gains and losses for AFS securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Unrealized holding gains and losses for trading securities are included in earnings. As of December 31, 1998, the Bank's investment portfolio, based on Marked to Market, consisted of $6,782,714 in AFS and $2,049,431, in HTM. The net effect to stockholders' equity as of December 31, 1998 was a net gain in reserve for securities of $8,790.

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

   When calculating total earning assets, the amount of $907,296 as of December 31, 1998 was added to total earning assets. This amount represents the cash surrender value of whole life insurance policies purchased primarily to fund a deferred benefit pension plan implemented in 1993 for officers of the Bank who qualified for the program.

Non-interest earning assets accounted for approximately 12.1% of the Company's total assets at December 31, 1998, a increase from the approximately 11.1% at December 31, 1997. The total non-interest earning assets primarily consisted of cash and funds placed on deposit in accounts with other banks. Of the total $9,802,098 of non-interest earning assets, cash and non-interest bearing deposits totaled $4,454,308. Other significant non-interest earning assets consisted of fixed assets and interest receivable.

   The primary source of funds for the Bank's lending and investment activities is deposits. At December 31, 1998, the Bank's total deposits were $70,505,400, an increase of $15,458,793 from total deposits of $55,046,607 at December 31, 1997 or an increase of 28.1%. Approximately 82.0% of the Bank's total deposits at December 31, 1998 were concentrated in interest-bearing accounts, which is typical in the Bank's market area. Also note that included in interest-bearing accounts are the Bank's NOW accounts which are the only types of checking accounts offered to its customers. Only a percentage of these accounts maintain a sufficient balance to earn interest. The Bank had 20.4% of its deposits in NOW and money market accounts, compared with 25.0% at December 31, 1997. The Bank had 52.8% of its deposits in time deposits (savings accounts and certificates of deposits), a slight decrease from the approximately 58.3% at December 31, 1997. The cost of funds (interest expense) of $1,931,549 paid on the Bank's average interest-bearing deposits of $50,684,870 for the period from January 1, 1998 through December 31, 1998 was 3.8%, as compared to the cost of funds of $1,659,414 paid on the Bank's average interest-bearing deposits of $42,880,000 for the period from January 1, 1997 through December 31, 1997 of 3.9%. While there is a high concentration of certificates of deposits, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that such high concentration is primarily due to customer relationships and not the higher than market rates typically offered by such certificates. The Bank is not in the practice of paying above market rates on deposits.

   Effective August 15, 1995, the Federal Housing Finance Board approved Valrico State Bank's membership to the Federal Home Loan Bank of Atlanta. Being a member offers alternative funding sources for the Bank.

   The Bank's non-interest income for the period from January 1, 1998 through December 31, 1998 was $657,066. The sources reflected in non-interest income were from service charges on deposit accounts of $562,780 and non-deposit income of $94,286. This is an increase of $47,419 compared to the $515,361 of non-interest income reported for the twelve month period ended December 31, 1997.

   The Bank's non-interest expenses for the period from January 1, 1998 through December 31, 1998 were $3,050,682 or approximately $254,224 average per month as compared to $2,613,955 or approximately $217,830 average per month for the period from January 1, 1997 through December 31, 1997. Non-interest expense for 1996 was $2,407,808 or approximately $200,651 average per month for the twelve month period ended December 31, 1996. The amount of $2,613,955 for December 31, 1998 consisted primarily of $1,487,036 in salaries and benefits, $420,535 of occupancy expense for all its offices, equipment expenses of $297,859 and $742,540 of other operating expenses. Other operating expenses primarily consisted of marketing expense, taxes (intangible and sales), insurance (FDIC, blanket bond and property), state assessments, professional fees (accounting, audit and legal), office supplies, postage and delivery, service fees and amortization of capitalized expenses.

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

   The Bank charged to operations $210,000 for provision for loan losses in 1998 and $300,000 and $181,444, respectively, for 1997 and 1996. The amount of $210,000 was added to the beginning balance of $576,347 for the period ended December 31, 1997 for a total accumulated provision less net charge-offs for the period ended December 31, 1998 of $786,347. The Bank charged off loans during the period from January 1, 1998 through December 31, 1998 in the amount of $23,672 and reflected recoveries of $13,707 leaving a net balance in the allowance for loan losses for the period ended December 31, 1998 of $776,382. As of December 31, 1998, the allowance for loan losses of $776,382 was 1.37% of total loans outstanding of $56,535,334.

   Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or both, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. At December 31, 1998 and December 31, 1997, the Bank's loans designated as nonaccrual totaled $163,399 and $49,000, respectively.

   In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 ("FASB 114"), Accounting by Creditors for Impairment of a Loan, which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

   Under FASB 114, a loan is impaired when it is probable that a creditor will be unable to collect the full amount of principal and interest due according to the contractual terms of the loan agreement. When a loan is impaired, a creditor has a choice of ways to measure the impairment. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. A creditor in a troubled debt restructuring involving a restructured loan should measure impairment by discounting the total expected future cash flows at the loan's original effective rate of interest. At December 31, 1998 and December 31, 1997, loans totaling $188,704 and $336,362, respectively, had been classified as impaired.

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which uses the asset and liability method of accounting for income taxes. Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of nontaxable income, such as interest on state and municipal securities, tax-exempt loans, and includes deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method pursuant in FAS 109, Accounting for Income Taxes. For 1997, net income before taxes was $879,454 and after taxes of $318,387, the net income was $561,067. See Note N of Notes to Consolidated Financial Statements.

   A good capital position, which is vital to the continued profitability of the Company, also promotes depositor and shareholder confidence and provides a solid foundation for the future growth of the Bank. The Bank has provided for its capital requirements through the retention of earnings. At December 31, 1998, the Bank's Tier 1 capital position was 6.12% ($4,846,608 shareholders' equity divided by total assets of $79,239,640) and the Bank's Tier 2 capital was 7.10% determined by adding loan loss reserves of $776,382 to shareholders' equity of $4,846,608 and dividing by total assets of $79,239,640 Total Tier 1 capital to total risk-weighted assets as of December 31, 1997 was 7.89% and total capital (Tier 2) to total risk-weighted assets was 9.14% compared to 8.44% and 9.60%, respectively, in 1996.

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

   As of December 31, 1998, the Bank's liquidity ratio was 26.4% derived by dividing net cash, short-term, and marketable assets of $6.9 million by net deposits of $52.7 million. The Bank's dependency ratio as of December 31, 1998 was 2.57%. This ratio is determined by taking the Bank's volatile liabilities (primarily Jumbo certificates) of $8.5 million less short-term investments of $6.9 million divided by adjusted total earning assets of $64.0 million. In 1998 and 1997, the Bank had maintained a liquidity ratio on an average of 20% to 35%. As noted in "Funding Sources" above, management of the Bank believes that the high concentration of time deposits is primarily due to customer relationships and not the attraction of the higher than market rates typically offered by certificates of deposits.

   FAS 121, which was effective for the first quarter of 1996, did not have any significant effect on the Company. The Bank does not have any financial instruments which would be affected by Financial Accounting Standard Boards Statement No. 119 ("FAS 119"). FAS 119 requires new qualitative disclosures regarding derivative financial instruments (e.g. futures, forwards, swaps and options). In June 1997, the Financial Accounting Standards Board issued Statement No., 130 ("FAS130"), Reporting Comprehensive Income, establishes standards for reporting comprehensive income in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available-for-sale, underfunded pension obligations and employee stock options. FAS 130 is effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 will require additional disclosures in the 1998 financial statements but will not have an impact on the Company's balance sheet or Statement of Income.

         As a financial institution, we have an unusual consideration to consider when dealing with the year 2000 or Y2K issues. This is in being an issuer of loans that will extend beyond the end of the millennium, we must insure that our systems will be able to move through the turn of the century with as little difficulty as possible. To prepare with these upcoming issues, we have made a number of equipment and software purchases. We have also gathered information of a number of our systems that include information (IT) and non-IT technologies. This includes our security systems, phone systems, network operating systems, and the like, to determine our Y2K readiness.

         The bank currently operates under two different network operating systems, which are Novell NetWare 3.20 and a Unix system. The Novell system is primarily used as a client server system with Win 95/98 desktops. As of February 1999, the Novell system was tested as Y2K compliant. The Unix system, which holds our "core" system, has received an upgrade of Operating Software and additional hardware which was necessary before our testing could begin. We are currently awaiting the results of the test on our Unix system handled by an outside group. Our "core" system, Banker II completed its testing in the first quarter of 1999. We are currently continuing our review of our software applications for Y2K compliance. We are currently developing a contingency plan to minimize the effects of third party non compliance with the year 2000. The effect of third party compliance can not at this time be evaluated.

         Being an institution who deals with a number of varied groups and individuals, such as individual persons, small business, corporations, it would be difficult to ensure 100 percent compliance of our customers. We are currently attempting to raise awareness of the issues with our loan customers by using a survey dealing with their Y2K readiness. With our deposit customers, we feel that it is more important that they understand that we are moving towards a compliant position and as such are planning to publish flyers to give to our customers dealing with Y2K compliance. We are also proceeding through a customer awareness program to assist in informing our customer base the problems we as a financial institution are facing and how we are going about solving those problems.

         The bank has currently spent approximately $125,000 on system and software upgrades, with the anticipation of spending an additional $40,000. Not included in this cost were a number of computers that were replaced, not for Y2K reasons, but as a planned replacement of antiquated machines. This move was more for improved efficiency than Y2K as most of the machines replaced had already been tested for Y2K. The cost of our testing program is difficult to assess as it is being handled by currently employed staff who continue to complete their daily positions, this cost is estimated and is included above.

         In an attempt to head off possible loan losses relating to Y2K, we are planning to set aside $8,000 a month until the year 2000. This reserve is for the potential loan losses as a direct result of Y2K problems and also litigation concerns arising for Y2K. We feel that with our current loan portfolio and our current size that this provision will be sufficient to cover those losses. A review will be conducted periodically to modify this provision as needs are more recognized.

Although not presently anticipated, regulatory agencies require that management disclose the worst case scenario, or if the bank's systems fail to operate in the new year. This worst case scenario would include the interruption of normal customer service and the bank's funds management. We are currently working on contingency plans to minimize the potential of this scenario and its effects to both customers and stockholders.

         Management will continue to review the issues related to Y2K on an ongoing basis to ensure continued compliance. Management feels that this issue is important and will prepare reviews with both internal and external auditors to prepare the bank for the year 2000.


FORWARD LOOKING STATEMENTS

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




                (Remainder of this page intentionally left blank)

                                     TABLE I

                   AVERAGE BALANCES, INTEREST, AND YIELD/RATE

                             (DOLLARS IN THOUSANDS)

                                                             1998                              1997
                                                ------------------------------     -----------------------------
                                                AVERAGE                 YIELD/     AVERAGE                YIELD/
                                                BALANCE      INTEREST    RATE      BALANCE     INTEREST    RATE
                                                --------     --------   ------     --------    --------   ------

ASSETS:
Earning assets:
  Loans, net of unearned income                 $ 50,349     $  4,660     9.26%    $ 41,230    $  3,880    9.41%
  Investments securities:
   Taxable                                         6,447          392     6.01%       8,321         550    6.61%
   Tax exempt                                      1,421           81     5.70%       1,285          65    5.06%
  Federal funds sold                               4,881          265     5.43%       2,011         107    5.32%
                                                --------     --------              --------    --------
      Total earnings assets                       63,098        5,398     8.55%      52,847       4,602    8.71%
                                                             --------                          --------
Allowance for loan losses                           (671)                              (541)
Cash and due from banks                            3,792                              3,994
Other assets                                       4,022                              4,022
                                                --------                           --------
      Total assets                              $ 70,826                           $ 60,322
                                                ========                           ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY:
Interest bearing liabilities:
  Deposits:
   NOW accounts                                 $ 12,497     $    220     1.76%    $  9,459    $    168    1.78%
   Money market accounts                           4,265          103     2.43%       3,923         108    2.75%
   Savings accounts                                7,568          179     2.36%       6,287         146    2.32%
   Time, $100,000 and over                         6,397          360     5.62%       5,315         293    5.51%
   Other time deposits                            19,958        1,070     5.36%      17,896         945    5.28%
                                                --------     --------              --------    --------
      Total interest bearing deposits             50,685        1,932     3.81%      42,880       1,660    3.87%

  Securities sold under agreement to
   repurchase, Federal funds purchased
   and other borrowings                            4,241          259     6.11%       3,113         228    7.32%
                                                --------     --------              --------    --------
           Total interest bearing liabilities     54,926        2,191     3.99%      45,993       1,888    4.10%
                                                             --------                          --------

Demand deposits (non-interest bearing)            10,634                              9,411
Accrued expenses and other
 liabilities                                         675                                862
Shareholders' equity                               4,591                              4,056
                                                --------                           --------
      Total liabilities and
       shareholders' equity                     $ 70,826                           $ 60,322
                                                ========                           ========

  Net interest income/
   net interest spread                                       $  3,207     4.56%                $  2,714    4.61%
                                                             ========                          ========
  Net yield on earning assets                                             5.08%                            5.14%


                                                           1996
                                                 ----------------------------
                                                 AVERAGE               YIELD/
                                                 BALANCE    INTEREST    RATE
                                                 --------   --------   ------

ASSETS:
Earning assets:
  Loans, net of unearned income                  $ 35,271   $  3,328    9.44%
  Investments securities:
   Taxable                                          8,812        549    6.23%
   Tax exempt                                         839         41    4.89%
  Federal funds sold                                3,034        162    5.34%
                                                 --------   --------
      Total earnings assets                        47,956      4,080    8.51%
                                                            --------
Allowance for loan losses                            (480)
Cash and due from banks                             3,035
Other assets                                        2,532
                                                 --------
      Total assets                               $   53,043
                                                 ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY:
Interest bearing liabilities:
  Deposits:
   NOW accounts                                  $  8,275   $    142    1.72%
   Money market accounts                            4,228        106    2.51%
   Savings accounts                                 6,195        147    2.37%
   Time, $100,000 and over                          4,398        227    5.16%
   Other time deposits                             16,465        893    5.42%
                                                 --------   --------
      Total interest bearing deposits              39,561      1,515    3.83%

  Securities sold under agreement to
   repurchase, Federal funds purchased
   and other borrowings                               697         30    4.30%
                                                 --------   --------
           Total interest bearing liabilities      40,258      1,545    3.84%
                                                            --------

Demand deposits (non-interest bearing)              8,439
Accrued expenses and other
 liabilities                                          669
Shareholders' equity                                3,677
                                                 --------
      Total liabilities and
       shareholders' equity                      $ 53,043
                                                 ========

  Net interest income/
   net interest spread                                      $  2,535    4.67%
                                                            ========
  Net yield on earning assets                                           5.29%


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

                            VOLUME AND RATE ANALYSIS
                                 (IN THOUSANDS)

                                 1998 VERSUS 1997              1997 VERSUS 1996
                                  CHANGE DUE TO:                CHANGE DUE TO:
                             ------------------------      -------------------------
                             VOLUME    RATE     TOTAL      VOLUME    RATE      TOTAL
                             ------    -----    -----      ------    -----     -----

INTEREST INCOME
   Loans                      $ 847    $ (67)   $ 780       $ 563    $ (11)    $ 552
   Investment securities       (104)     (38)    (142)         (9)      34        25
   Other earning assets         155        3      158         (54)      (1)      (55)
                              -----    -----    -----       -----    -----     -----
        Total                   898     (102)     796         500       22       522
                              -----    -----    -----       -----    -----     -----

INTEREST EXPENSE
   Deposits                     300      (28)     272         129       16       145
   Borrowings                    76      (45)      31         176       22       198
                              -----    -----    -----       -----    -----     -----
        Total                   376      (73)     303         305       38       343
                              -----    -----    -----       -----    -----     -----
        Net change            $ 522    $ (29)   $ 493       $ 195    $ (16)    $ 179
                              =====    =====    =====       =====    =====     =====

                 INTEREST RATE SENSITIVITY - REPRICING INTERVAL
                             (DOLLARS IN THOUSANDS)

                                                                   AFTER THREE     AFTER ONE    AFTER THREE
                                                       WITHIN      MONTHS BUT      YEAR BUT      YEARS BUT      AFTER
                                                        THREE      WITHIN ONE    WITHIN THREE   WITHIN FIVE      FIVE
DECEMBER 31, 1998                                       MONTH         YEAR           YEARS         YEARS        YEARS
------------------------------------------            --------     -----------   ------------   ------------   --------
ASSETS
   Loans                                              $ 18,704      $  7,853       $ 13,713      $ 13,178      $  3,021
   Short term investments                                6,356             0              0             0             0
   Securities                                              826         1,606          1,871         1,871         2,877
                                                      --------      --------       --------      --------      --------
      Total interest sensitive assets (ISA)             25,886         9,459         15,584        14,798         5,898
                                                      --------      --------       --------      --------      --------

LIABILITIES
   Interest bearing deposits                            10,608        23,697         12,310        11,829             0
   Federal funds purchased                                   0             0              0             0         2,000
   Long term borrowings                                  3,222             0              0             0             0
   Short term borrowings                                   500             0              0             0             0
                                                      --------      --------       --------      --------      --------

      Total interest sensitive liabilities (ISL)        14,330        23,697         12,310        11,829         2,000
                                                      --------      --------       --------      --------      --------

   Net position of ISA minus ISL                      $ 11,556      $(14,238)      $  3,274      $  2,969      $  3,898
   Cumulative net position of ISA minus ISL           $ 11,556      $ (2,682)      $    592      $  3,561      $  7,459
   Cumulative net position as a percent
    of total assets                                       6.44         (3.32)          0.73          4.41          9.24



                (Remainder of this page intentionally left blank)

                                    TABLE II

                              INVESTMENT PORTFOLIO
                                (AMORTIZED COST)

        DECEMBER 31,                            1998             1997             1996
----------------------------------          -----------      -----------      -----------
Securities to be held-to-maturity:
   1. U. S. Treasury securities             $         0      $         0      $         0
   2. U. S. Government agencies                       0                0                0
   3. Mortgage-backed securities                765,417        1,147,657        1,958,698
   4. Other                                   1,284,014        1,282,827        1,281,692
                                            -----------      -----------      -----------
           Subtotals                          2,049,431        2,430,484        3,240,390
                                            -----------      -----------      -----------

Securities available-for-sale:
   1. U. S. Treasury securities                 502,194          753,063        1,260,346
   2. U. S. Government agencies                 500,000          924,300        2,002,281
   3. Mortgage-backed                         3,504,024        3,295,644        3,505,924
   4. Other                                   2,247,545          533,641          400,412
                                            -----------      -----------      -----------
           Subtotals                          6,753,763        5,506,648        7,168,963
                                            -----------      -----------      -----------

           Total investment securities      $ 8,803,194      $ 7,937,132      $10,409,353
                                            ===========      ===========      ===========



                     INVESTMENT SECURITIES MATURITY SCHEDULE
                             (DOLLARS IN THOUSANDS)
                                MATURITY SCHEDULE

                                            IN 1998                  IN 1997                  IN 1996
                                    ----------------------   ----------------------   ----------------------
                                      AMOUNT        YIELD      AMOUNT        YIELD      AMOUNT        YIELD
                                    ----------     -------   ----------     -------   ----------     -------
SECURITY TYPE:                                                   WITHIN ONE YEAR
                                                             ---------------------
   1. U. S. Treasury securities     $  502,194      6.23%    $  247,626      6.12%    $        0      0.00%
   2. U. S. Government agencies              0      0.00%             0      0.00%             0      0.00%
   3. Mortgage-backed securities             0      0.00%             0      0.00%        18,764      9.52%
   4. Other                                  0      0.00%             0      0.00%       251,811      5.31%
                                    ----------               ----------               ----------
           Totals                   $  502,194               $  247,626               $  270,575
                                    ==========               ==========               ==========

SECURITY TYPE:                                                AFTER ONE YEAR BUT
                                                               WITHIN FIVE YEARS
                                                             ---------------------
1. U. S. Treasury securities       $        0       0.00%    $  505,437      6.23%    $1,260,346      6.16%
2. U. S. Government agencies                0       0.00%       250,000      7.00%     1,165,000      6.38%
3. Mortgage-backed securities         816,867       6.39%       566,061      6.63%       630,270      7.88%
4. Other                              719,140       5.44%       275,000      4.60%             0      0.00%
                                    ----------               ----------               ----------
        Totals                     $1,596,007                $1,596,498               $3,055,616
                                    ==========               ==========               ==========

SECURITY TYPE:                                                AFTER FIVE YEARS BUT
                                                                WITHIN TEN YEARS
                                                             ---------------------
   1. U. S. Treasury securities    $        0       0.00%    $        0      0.00%    $        0      0.00%
   2. U. S. Government agencies       500,000       6.05%       674,300      6.21%       673,419      6.65%
   3. Mortgage-backed securities    1,600,570       4.94%     1,221,299      5.87%     1,451,000      7.43%
   4. Other                         2,415,293       5.04%       266,414      5.15%       540,647      4.82%
                                    ----------               ----------               ----------
           Totals                  $4,515,863                $2,162,013               $2,665,066
                                    ==========               ==========               ==========

SECURITY TYPE:                                                  AFTER TEN YEARS
                                                             ---------------------
   1. U. S. Treasury securities    $        0       0.00%    $        0      0.00%    $        0      0.00%
   2. U. S. Government agencies             0       0.00%             0      0.00%       163,861      6.69%
   3. Mortgage-backed securities    1,955,488       6.05%     2,655,941      6.44%     3,364,588      6.45%
   4. Other                           243,231       5.50%     1,275,054      6.38%       889,647      5.81%
                                    ----------               ----------               ----------
           Totals                  $2,198,719                $3,930,995               $4,418,096
                                    ==========               ==========               ==========

                                    TABLE III

                                 LOAN PORTFOLIO
                             (DOLLARS IN THOUSANDS)

        DECEMBER 31,                                   1998                    1997                     1996
-----------------------------------------      --------------------    ---------------------    ---------------------
                                                           PERCENT                  PERCENT                  PERCENT
                                                AMOUNT     OF TOTAL     AMOUNT      OF TOTAL     AMOUNT     OF TOTAL
                                               --------   ---------    --------    ---------    --------    ---------

LOAN TYPE:
   1. Commercial                               $ 43,524        77.0%   $ 25,567         52.7%   $ 21,241         55.3%
   2. Real estate (1-4 family)                    6,724        11.9%      5,227         10.8%      4,368         11.4%
   3. Installment and other                       6,287        11.1%      7,406         15.3%      6,576         17.1%
                                               --------   ---------    --------    ---------    --------    ---------
           Total loans                           56,535       100.0%     48,490        100.0%     38,434        100.0%

   Less:  unearned income                           (65)                    (41)                     (36)
   Less:  allowance for loan losses                (776)                   (576)                    (501)
                                               --------                --------                 --------
           Total loans less allowance and
            unearned income                    $ 55,694                $ 47,873                 $ 37,897
                                               ========                ========                 ========


         SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY SCHEDULES
                                 (IN THOUSANDS)

DECEMBER 31,                                   1998         1997           1996
------------------------------               -------       -------       -------
                                              WITHIN        WITHIN        WITHIN
LOAN TYPE:                                   ONE YEAR      ONE YEAR      ONE YEAR
                                             -------       -------       -------
   1. Commercial                             $12,815       $22,407       $19,486
   2. Real estate (1-4 family)                 1,176         1,964         2,339
   3. Installment and other                    1,138         3,302         2,633
                                             -------       -------       -------
           Totals                            $15,129       $27,673       $24,458
                                             =======       =======       =======

                                             AFTER ONE     AFTER ONE    AFTER ONE
                                             YEAR BUT      YEAR BUT     YEAR BUT
                                              WITHIN        WITHIN       WITHIN
LOAN TYPE:                                  FIVE YEARS    FIVE YEARS   FIVE YEARS
                                            ----------    ----------   ----------
   1. Commercial                             $28,488       $10,718       $ 7,771
   2. Real estate (1-4 family)                 4,779         2,593         1,856
   3. Installment and other                    4,608         3,565         3,541
                                             -------       -------       -------
           Totals                            $37,875       $16,876       $13,168
                                             =======       =======       =======

                                            AFTER FIVE    AFTER FIVE    AFTER FIVE
LOAN TYPE:                                     YEARS         YEARS         YEARS
                                            ----------    ----------    ----------
   1. Commercial                              $2,221        $2,732        $  233
   2. Real estate (1-4 family)                   769           670           173
   3. Installment and other                      541           539           402
                                              ------        ------        ------
           Totals                             $3,531        $3,941        $  808
                                              ======        ======        ======


                 RATE STRUCTURE FOR LOANS MATURING OVER ONE YEAR
                                 (IN THOUSANDS)

                                   WITH PRE-       WITH       WITH PRE-      WITH       WITH PRE-     WITH
                                   DETERMINED    FLOATING    DETERMINED    FLOATING    DETERMINED    FLOATING
                                   INTEREST         OR        INTEREST        OR        INTEREST        OR
                                     RATE       ADJUSTABLE      RATE      ADJUSTABLE      RATE      ADJUSTABLE
                                                   RATE                      RATE                      RATE
                                   ---------    ----------   ----------   ----------   ----------   ----------
LOAN TYPE:                           AMOUNT       AMOUNT       AMOUNT       AMOUNT      AMOUNT        AMOUNT
                                   ---------    ----------   ----------   ----------   ----------   ----------
   1. Commercial                    $29,155       $ 1,554      $11,034      $ 2,416      $ 5,658      $ 2,346
   2. Real estate (1-4 family)        5,548             0        3,263            0        2,029            0
   3. Installment and other           5,149             0        4,104            0        3,943            0
                                    -------       -------      -------      -------      -------      -------
           Totals                   $39,852       $ 1,554      $18,401      $ 2,416      $11,630      $ 2,346
                                    =======       =======      =======      =======      =======      =======

                                    TABLE IV

                         SUMMARY OF LOAN LOSS EXPERIENCE


      YEAR ENDED DECEMBER 31,               1998          1997          1996
----------------------------------      --------      --------      --------

Balance at beginning of period          $576,347      $500,504      $491,563
                                        --------      --------      --------
   Charge-offs:
      Commercial loans                         0       213,248       189,491
      Commercial mortgage loans                0             0             0
      Construction loans                       0             0             0
      Residential mortgage loans               0           947             0
      Consumer loans                      23,672        48,524        14,875
                                        --------      --------      --------
           Total charge-offs              23,672       262,719       204,366
                                        --------      --------      --------
   Recoveries:
      Commercial loans                     4,962        27,237        30,656
      Commercial mortgage loans                0             0             0
      Construction loans                       0             0             0
      Residential mortgage loans               0             0             0
      Consumer loans                       8,745        11,325         1,207
                                        --------      --------      --------
           Total recoveries               13,707        38,562        31,863
                                        --------      --------      --------

Net of charge-offs less recoveries         9,965       224,157       172,503

Additions charged to operations          210,000       300,000       181,444
                                        --------      --------      --------

Balance at end of period                $776,382      $576,347      $500,504
                                        ========      ========      ========


                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

          DECEMBER 31,                                  1998                        1997                         1996
---------------------------------------         ------------------------     ------------------------     ------------------------
                                                           PERCENT OF                   PERCENT OF                   PERCENT OF
                                                           LOANS IN EACH                LOANS IN EACH                LOANS IN EACH
                                                           CATEGORY TO                  CATEGORY TO                  CATEGORY TO
                                                 AMOUNT    TOTAL LOANS        AMOUNT     TOTAL LOANS        AMOUNT    TOTAL LOANS
                                                --------   -------------     --------   -------------     --------   -------------

Balance at end of period applicable to:
   Commercial and agricultural                  $579,415        79.0         $411,786        73.9         $350,354        71.5
   Real estate                                   100,727         6.6          100,327        10.8          100,100        11.4
   Installment and other                          96,240        14.4           64,234        15.3           50,050        17.1
                                                --------       -----         --------       -----         --------       -----

                                                $776,382       100.0         $576,347       100.0         $500,504       100.0
                                                ========       =====         ========       =====         ========       =====

                                     TABLE V

                                    DEPOSITS
                             (DOLLARS IN THOUSANDS)

      YEAR ENDED DECEMBER 31,                        1998                   1997                 1996
-------------------------------------         ------------------    ------------------    -------------------
                                              AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE     AVERAGE
                                              BALANCE     RATE      BALANCE     RATE      BALANCE       RATE
                                              -------    -------    -------    -------    ------      -------
Deposits:

   Non-interest demand deposits               $10,634     0.00%     $ 9,411     0.00%     $ 8,439      0.00%
                                              -------               -------               -------

   Interest earning deposits:
      NOW accounts                             12,497     1.76%       9,459     1.78%       8,275      1.72%
      Money market accounts                     4,265     2.43%       3,923     2.75%       4,228      2.51%
      Savings accounts                          7,568     2.36%       6,287     2.32%       6,195      2.37%
      Time, $100,000 and over                   6,397     5.62%       5,315     5.51%       4,398      5.16%
      Other time deposits                      19,958     5.36%      17,896     5.28%      16,465      5.42%
                                              -------               -------               -------

      Total interest earning deposits          50,685     3.81%      42,880     3.87%      39,561      3.83%
                                              -------               -------               -------

           Total deposits                     $61,319               $52,291               $48,000
                                              =======               =======               =======


                    MATURITIES OF TIME DEPOSITS OVER $100,000
                                 (IN THOUSANDS)

      DECEMBER 31,                             1998                          1997                       1996
------------------------------       -----------------------      -----------------------     -----------------------
                                                      Other                       Other                       Other
                                     Certificates     Time        Certificates     Time       Certificates     Time
                                     Of Deposits    Deposits      Of Deposits    Deposits      Of Deposits   Deposits
                                        Over          Over           Over          Over            Over        Over
                                      $100,000      $100,000       $100,000      $100,000        $100,000    $100,000
                                     ------------   --------      ------------   --------     ------------   --------

Three months or less                   $1,464        $    0         $1,923         $    0         $1,255           0
Over three through six months           1,697             0          1,328              0          1,461           0
Over six through twelve months          2,186             0          1,953              0            300           0
Over twelve months                      2,514             0          1,100              0          1,439           0
                                       ------        ------         ------         ------         ------      ------

           Total                       $7,861        $    0         $6,304         $    0         $4,455      $    0
                                       ======        ======         ======         ======         ======      ======

                                    TABLE VI


                           RETURN ON EQUITY AND ASSETS

       DECEMBER 31,                              1998         1997        1996
--------------------------------------          -------      -------     -------
                                                PERCENT      PERCENT     PERCENT
                                                -------      -------     -------

Return on average assets                          0.70%       0.54%       0.66%
Return on average common equity                  11.40%       7.64%       9.46%
Common dividend payout ratio                      6.38%       9.17%       8.55%
Average equity to average assets ratio            6.48%       6.72%       6.93%


                           LEVERAGE RATIO CALCULATIONS
                                 (IN THOUSANDS)

       DECEMBER 31,                         1998          1997          1996
-------------------------------------      -------       -------       -------

Total average assets                       $70,826       $60,322       $53,043
     Less intangibles                            0             0             0
                                           -------       -------       -------

     Total tangible average assets         $70,826       $60,322       $53,043
                                           =======       =======       =======


Total common shareholders' equity          $ 4,923       $ 4,237       $ 3,920
     Less intangibles                            0             0             0
                                           -------       -------       -------

     Total tangible period-end common
         shareholders' equity              $ 4,923       $ 4,237       $ 3,920
                                           =======       =======       =======

Leverage ratio                                6.95%         7.02%         7.39%


                            RISK-BASED CAPITAL RATIOS

       DECEMBER 31,                              1998         1997        1996
-----------------------------------             ------       ------      ------

Risk-based capital ratios:

     Tier I capital ratio                         6.12%       8.44%       9.55%

     Total risk-based capital ratio               9.14%       9.60%      10.78%

                                    TABLE VII



                              SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)


YEAR ENDED DECEMBER 31,                              1998                        1997                        1996
                                           -------------------------   -------------------------   --------------------------
                                                         SECURITIES                  SECURITIES                  SECURITIES
                                            FEDERAL      SOLD UNDER     FEDERAL      SOLD UNDER     FEDERAL      SOLD UNDER
                                             FUNDS       AGREEMENTS      FUNDS       AGREEMENTS      FUNDS       AGREEMENTS
                                           PURCHASED   TO REPURCHASE   PURCHASED   TO REPURCHASE   PURCHASED    TO REPURCHASE
                                           ---------   -------------   ---------   -------------   ---------    -------------

Maximum outstanding at any month-end         $2,400        $  900        $3,562        $  800        $1,745        $  656

Average balance                              $  575        $  449        $  770        $2,011        $  468        $  770

Ending balance                               $  500        $  646        $1,100        $1,872        $  500        $1,100

Average interest rate                          8.60%         4.54%         5.76%         5.88%         3.75%         5.76%

Average interest rate at year-end              9.89%         3.15%         5.75%         5.82%         3.45%         5.75%





                (Remainder of this page intentionally left blank)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement of the Company and the related notes thereto required by Subpart F have been included immediately following Item 13 of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants, nor were there any disagreements with accountants on accounting and financial disclosure.

ITEM 10.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled "Election of Directors" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange within 120 days of the end of the Company's fiscal year ended December 31, 1998.

PRINCIPAL OFFICERS OF THE COMPANY AND ITS SUBSIDIARY BANK

All principal officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understanding between the Company and any principal officer pursuant to which any such person was elected as a principal officer of the Company.

J. E. "BOB" MCLEAN, III, 62, is Chairman of the Bank and Company and was elected President and CEO in May 1997 of the Company. Mr. McLean is the owner and President of J. E. McLean & Sons, a family business he took over in 1967. He is a citrus grower who also harvests and ships fruit. Prior to that, Mr. McLean was a banker at Marine Bank of Tampa and was employed with Tampa Electric for three and a half years. He is a third generation of Valrico, attending Brandon High School and the University of Florida for a couple of years. Mr. McLean served in the Army. He has served as Chairman of the Board of the Bank since its inception in 1989 and has served as Chairman of the Board for the Company since May 1995.

JERRY L. BALL, 46, The President and CEO of the Bank is also the Executive Vice President of the Company. In May 1997, Mr. Ball was promoted to his current position. From 1989 to May 1995, Mr. Ball served in the position of Senior Vice President and Cashier. From 1980 to April 1989, Mr. Ball was an Assistant Vice President and Branch Manager for First Union National Bank of Florida. Mr. Ball attended King College and received a B.A. degree in Business and Economics. He is a graduate of the School of Banking at the University of Florida. Mr. Ball has over 21 years of banking experience.

DONALD WEAVER, 56, joined the Company and Bank in November 1995. He was hired as Senior Vice President of Commercial Loans of the Bank. In May 1997, he was promoted to Executive Vice President and Director of Commercial Loans and was elected to the position of Secretary to the Company. He has 35 years in commercial banking, all within the Hillsborough County area. He came to our Bank from Peoples Bank of Lakeland where he served as Vice President and Commercial Loan Manager since 1990. He attended Hillsborough Community College and has attended a number of banking schools. He has been a resident of the Brandon area for over 24 years.

Set forth below are the names and ages of the other principal officers of the Company's subsidiary bank, giving their principal occupation and business experience of each such principal officer during the past six years. All of such information has been furnished by each such person.

GLENN J. CHASTEEN, 47, is currently serving as Senior Vice President-Consumer Loans. He has been the Bank?s installment lender since June 1989. From January 1987 to October 1988, Mr. Chasteen served as Senior Vice President of San Antonio Citizens Federal Credit Union. From February 1980 to January 1987, Mr. Chasteen served as Vice President-Consumer Lending with Sun Bank of Tampa Bay (formerly known as Brandon State Bank).

ROBERT N. MORRIS, 72, has served as Senior Vice President-Agriculture Loans of the Bank since April 1991. Mr. Morris serves in this position on a part-time basis. From June 1985 to December 1990, Mr. Morris was employed as Vice President-Agriculture Loans of Barnett Bank. Mr. Morris has over 30 years of banking experience.

ROY SCHRETT, 61, has served as Senior Vice President-Commercial Loans since his employment April 1997. Mr. Schrett was with South Hillsborough Community Bank, a local independent bank, serving in the capacity of Senior Vice President and Senior Lending Officer. Prior employment has been with Southtrust Bank of West Florida, Nazareth National Bank, and Marine Midland Bank, N.A. Mr. Schrett has over 39 years of banking experience. Mr. Schrett graduated Summa Cum Laude, B.A. degree from Allentown College of St. Frances de Sales, University of Buffalo, A.A.S. degree, Graduate Lending School, University of Oklahoma and has taken several banking courses.

CAROL TODD JOHNSON, 67, has served as Vice President and Business Development Officer of the Bank since June 1991. Mrs. Johnson serves in this position on a part-time basis and was promoted in 1995 to Vice President-Business Development. From 1972 to May 1991, Mrs. Johnson was Vice President of Business and Community Development Officer at the Brandon office of Barnett Bank.

ITEM 11.  MANAGEMENT COMPENSATION AND TRANSACTIONS

The information required by Item 11 pertaining to management compensation and transactions with management of the Company is incorporated herein by reference to the sections entitled "Executive Compensation and Other Information" and "Certain Transactions" in the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, which will be filed with the Federal Deposit Insurance Corporation within 120 days of the end of the Company's fiscal year ended December 31, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The only class of voting securities of the Company is its Common Stock, 307,790 shares of which were outstanding as of December 31, 1998. To the best knowledge of the Company, other than Messrs. Carlton, Holmberg and Amerson (whose shareholdings are listed in "Security Ownership of Management" below), there are no other persons who own beneficially more than five percent (5%) of the Company's Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

The information set forth below as to the beneficial ownership of shares of Common Stock of the Company by each director of the Company, and by all directors and principal officers of the Company as a group, as of December 31, 1998 has been furnished by the respective persons.

                                                          AMOUNT AND NATURE
       NAME OF BENEFICIAL                                  OF BENEFICIAL
             OWNER                                            OWNERSHIP                           PERCENT OF CLASS
---------------------------------------------            ---------------------                   ------------------
LeVaughn Amerson                                             29,000 (1)                               9.42
Jerry L. Ball                                                   250 (1)                                .08
C. Dennis Carlton                                            24,075 (2)                               7.82
H. Leroy English                                              4,122 (1)                               1.34
Gregory L. Henderson                                         10,500 (3)                               3.41
Douglas A. Holmberg                                          29,107 (4)                               9.46
Charles E. Jennings, Jr.                                      8,466 (5)                               2.75
J. E. "Bob" McLean, III                                       6,270 (6)                               2.04
J. "Bill" Noriega, Jr.                                        7,526 (7)                               2.45
Donald M. Weaver                                                300 (8)                                .10

All directors and principal                                 119,616                                  38.86
officers as a group (10 persons)


(1) All of these shares are owned as joint tenant with this individual's spouse.

(2) Includes 23925 shares which Mr. Carlton owns individually and 50 shares each owned by Mr. Carlton's trust for his three children (a total of 150 shares) of which Mr. Carlton is sole trustee.

(3) Includes 10,000 shares which Dr. Henderson owns as joint tenant with his wife and 125 shares each owned by a trust set up for Dr. Henderson's four children (a total of 500 shares).

(4) Includes 29,007 shares which Mr. Holmberg owns individually. Also includes 100 shares which is owned by Mr. Holmberg's wife, as to which shares Mr. Holmberg disclaims beneficial ownership.

(5) Includes 5,000 shares held in C. E. Jennings, Jr. Harbor Trust IRA, of which Mr. Jennings is sole beneficiary; 3,166 shares which Mr. Jennings owns individually and 200 shares which Mr. Jennings owns as joint tenant with his wife. Also includes 100 shares which Mr. Jennings' wife owns, as to which shares Mr. Jennings disclaims beneficial ownership.

(6) Includes 4,000 shares which Mr. McLean owns as joint tenant with his wife and daughter and 1,170 shares owned by Mr. McLean in trust for his grandchildren for which Mr. McLean is sole trustee. Also includes 1,100 shares owned by Mr. McLean's daughter, son-in-law and wife as to which these 1,100 shares Mr. McLean disclaims beneficial ownership.

(7) Includes 7,226 shares which Mr. Noriega owns individually and 100 shares each owned joint with three of Mr. Noriega's children (a total of 300 shares).

(8) Includes 100 shares which Mr. Weaver owns individually and 200 shares owned in joint with Mr. Weavers spouse.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS:

             (1)    Independent Auditors' Report                                                   29

             (2)    Consolidated Balance Sheets as of December 31, 1998 and 1997                   30

             (3)    Consolidated Statements of Income for Each of the Three Years
                    in the Period Ended December 31, 1998                                          31

             (4)    Consolidated Statements of Changes in Stockholders' Equity for Each
                    of the Three Years in the Period Ended December 31, 1998                       32

             (5)    Consolidated Statements of Cash Flows for Each of the Three Years
                    in the Period Ended December 31, 1998                                          33

             (6)    Notes to Consolidated Financial Statements                                  34-47

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

                  Schedule III - Loans and Lease Financing Receivables

                (Remainder of this page intentionally left blank)

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders
Valrico Bancorp, Inc. and Subsidiary
Valrico, Florida


We have audited the accompanying consolidated balance sheets of Valrico Bancorp, Inc. and subsidiary as of December 31, 1998 and December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valrico Bancorp, Inc. and subsidiary at December 31, 1998 and December 31, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                          Certified Public Accountants
Tampa, Florida
January 27, 1999

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     DECEMBER 31,
                                                                                                     ------------
                                                                                            1998                1997
                                                                                            ----                ----
                                                        ASSETS
Cash and non interest bearing deposits                                                  $ 4,454,308         $ 3,516,862
Federal funds sold                                                                        6,356,000                   -
Securities available-for-sale                                                             6,782,714           5,511,678
Securities to be held-to-maturity (approximate fair value of
 $2,140,029 for 1998; $2,504,515 for 1997)                                                2,049,431           2,430,484
Loans                                                                                    55,694,340          47,872,883
Facilities                                                                                3,404,642           2,852,443
Other real estate                                                                           101,574                   -
Accrued interest receivable                                                                 478,788             468,465
Other assets                                                                              1,362,786           1,149,279
                                                                                       ------------        ------------

              Total assets                                                             $ 80,684,583        $ 63,802,094
                                                                                       ============        ============


                                     LIABILITIES
Deposits:
   Demand deposits                                                                     $ 12,704,041         $ 9,210,202
   NOW accounts                                                                          14,354,403          10,108,131
   Money market accounts                                                                  6,206,633           3,632,693
   Savings accounts                                                                       8,128,151           7,267,013
   Time, $100,000 and over                                                                6,990,780           6,303,932
   Other time deposits                                                                   22,121,392          18,524,636
                                                                                       ------------        ------------

              Total deposits                                                             70,505,400          55,046,607

Federal funds purchased                                                                           -           1,872,000
Securities sold under agreements to repurchase                                              646,409             499,582
Accounts payable and accrued liabilities                                                    886,853             474,615
Advances under line-of-credit                                                               499,950             399,950
Note payables                                                                             3,222,196           1,272,191
                                                                                       ------------        ------------

              Total liabilities                                                          75,760,808          59,564,945
                                                                                       ------------        ------------

Commitments and contingencies (Notes O and P)

                                STOCKHOLDERS' EQUITY
Common stock, no par value, authorized 1,000,000
  shares, issued and outstanding 307,790 shares for 1998;
  299,115 for 1997                                                                          307,790             299,115
Capital surplus                                                                           2,566,070           2,431,145
Retained earnings                                                                         2,041,125           1,515,796
Accumulated other comprehensive income                                                        8,790             (8,907)
                                                                                       ------------        ------------

              Total stockholders' equity                                                 4,923,775           4,237,149
                                                                                       ------------        ------------


              Total liabilities and stockholders' equity                               $ 80,684,583        $ 63,802,094
                                                                                       ============        ============

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                       1998        1997          1996
                                                       ----        ----          ----
INTEREST INCOME
   Interest and fees on loans                       $4,801,507   $3,989,971   $3,454,488
    Interest on investment securities:
       U. S. Treasury                                   46,378       73,250       58,219
       U. S. Government agencies and corporations      314,215      452,010      466,197
       Other                                           115,566       89,252       65,921
   Income on Federal funds sold                        265,243      106,840      161,743
                                                    ----------   ----------   ----------
              Total interest income                  5,542,909    4,711,323    4,206,568
                                                    ----------   ----------   ----------

INTEREST EXPENSE
   Interest on deposits                              1,939,552    1,659,414    1,514,224
   Interest on short-term borrowings                    35,840      127,095       30,232
   Interest on long-term debt                           84,447      101,417           --
                                                    ----------   ----------   ----------
              Total interest expense                 2,059,839    1,887,926    1,544,456
                                                    ----------   ----------   ----------
              Net interest income                    3,483,070    2,823,397    2,662,112

PROVISION FOR LOAN LOSSES                              210,000      300,000      181,444
                                                    ----------   ----------   ----------
              Net interest income after provision
               for loan losses                       3,273,070    2,523,397    2,480,668
                                                    ----------   ----------   ----------

OTHER INCOME
   Service charges on deposit accounts                 562,780      428,698      350,745
   Miscellaneous income                                 94,286       86,663       80,250
                                                    ----------   ----------   ----------
              Total other income                       657,066      515,361      430,995
                                                    ----------   ----------   ----------

OTHER EXPENSES
   Salaries and employee benefits                    1,487,036    1,304,265    1,159,949
   Occupancy expense                                   420,535      243,388      391,068
   Equipment expense                                   297,859      270,367      263,318
   Stationery, printing and supplies                   102,712       95,485       87,709
   Miscellaneous expenses                              742,540      700,450      505,764
                                                    ----------   ----------   ----------
              Total other expenses                   3,050,682    2,613,955    2,407,808
                                                    ----------   ----------   ----------
INCOME BEFORE INCOME TAXES                             879,454      424,803      503,855

INCOME TAXES                                           318,387      100,991      155,864
                                                    ----------   ----------   ----------
NET INCOME                                             561,067      323,812      347,991

OTHER COMPREHENSIVE INCOME
   Unrealized gains on securities                       17,697       12,238       14,480
                                                    ----------   ----------   ----------

COMPREHENSIVE INCOME                                $  578,764   $  336,050   $  362,471
                                                    ==========   ==========   ==========

PER SHARE INFORMATION                                  299,221      297,026      297,545
   Average shares outstanding
                                                    ----------   ----------   ----------
              Basic EPS                             $     1.88   $     1.09   $     1.17
                                                    ==========   ==========   ==========

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           ACCUMULATED
                                                 COMMON        CAPITAL       RETAINED          OTHER          TOTAL
                                                 STOCK         SURPLUS       EARNINGS      COMPREHENSIVE  STOCKHOLDERS?
                                                                                               INCOME         EQUITY
                                              ----------     ----------     ----------      -----------    -----------

Balance, December 31, 1995                   $   299,279    $ 2,323,160    $ 1,008,662    $   (35,625)   $ 3,595,476


Comprehensive Income:
   Net income                                         --             --        347,991             --        347,991
   Other comprehensive income, net of tax:
       Net change in net
        unrealized holding
        losses on securities                          --             --             --         14,480         14,480
                                                                                                         -----------
          Total comprehensive
            income                                                                                           362,471
                                                                                                         -----------
   Stock redemption                               (2,434)       (18,498)        (8,326)            --        (29,258)
   Cash dividends                                     --             --        (29,685)            --        (29,685)
   Transfer                                           --         49,531        (49,531)            --             --
                                             -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1996                       296,845      2,354,193      1,269,111        (21,145)     3,899,004

Comprehensive Income:
   Net income                                         --             --        323,812             --        323,812
   Other comprehensive income, net of tax:
       Net change in net
        unrealized holding
        losses on securities                          --             --             --         12,238         12,238
                                                                                                         -----------
          Total comprehensive
            income                                                                                           336,050
                                                                                                         -----------
    Stock issuance                                 2,370         30,810             --             --         33,180
   Cash dividends                                     --             --        (29,685)            --        (29,685)
   Stock redemption                                 (100)        (1,300)            --             --         (1,400)
   Transfer                                           --         47,442        (47,442)            --             --
                                             -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1997                       299,115      2,431,145      1,515,796         (8,907)     4,237,149

Comprehensive income:                                 --             --        561,067             --        561,067
   Net income
   Other comprehensive
     income, net of tax
       Net change in net                              --             --             --         17,697         17,697
        unrealized holding
        losses on securities
          Total comprehensive
                                                                                                         -----------
            income                                                                                           578,764
                                                                                                         -----------
   Stock issuance                                 14,675        212,925             --             --        227,600
   Cash dividends                                     --             --        (35,738)            --        (35,738)
   Stock redemption                               (6,000)       (78,000)            --             --        (84,000)
                                             -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1998                   $   307,790    $ 2,566,070    $ 2,041,125    $     8,790    $ 4,923,775
                                             ===========    ===========    ===========    ===========    ===========


See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                 1998            1997             1996
                                                                                 ----            ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $    561,067    $    323,812    $    347,991
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                210,000         300,000         181,444
       Depreciation and amortization                                            286,930         247,821         226,168
       Net amortization (accretion) of investment                               (10,572)
        security premiums and discounts                                         (12,799)         35,324
       Loss (gain) on sale of assets                                                 --            (336)         54,437
       Deferred income taxes                                                   (127,950)          1,502         (17,332)
       (Increase) in assets:                                                    (10,325)
          Accrued interest receivable                                           (52,287)        (40,690)
          Other assets                                                         (106,807)         (6,425)       (132,074)
       Increase (decrease) in liabilities:
          Accounts payable and accrued liabilities                              412,239         (81,520)       (277,261)
                                                                           ------------    ------------    ------------
              Net cash provided by operating activities                       1,214,582         719,768         378,007
                                                                           ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available-for-sale:                                            (3,635,205)
       Purchase of securities                                                  (501,100)     (3,322,279)
       Proceeds from maturities of securities                                 2,400,009         911,512       1,274,383
         Proceeds from sale of securities                                            --       1,252,969              --
   Securities to be held to maturity:
       Purchase of securities                                                        --              --      (1,005,945)
       Proceeds from maturities of securities                                   384,737         820,203         666,640
   Decrease (increase) in Federal funds sold                                 (6,356,000)        358,000       2,965,000
   Net increase in loans                                                     (8,133,031)    (10,275,583)     (5,045,090)
   Purchase of facilities                                                      (829,136)     (2,075,327)        (82,789)
   Proceeds from sale of other real estate                                           --              --         281,219
                                                                           ------------    ------------    ------------
              Net cash used in investing activities                         (16,168,626)     (9,509,326)     (4,268,861)
                                                                           ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES                                         15,458,793
   Net increase in deposits                                                                   6,170,807       4,102,178
   Increase (decrease) in Federal funds purchased                            (1,872,000)        772,000       1,100,000
   Net increase in securities sold under
    agreements to repurchase                                                    146,830          11,700          98,241
    Proceeds from issuance of long-term debt                                  2,000,000       1,712,950              --
    Principal payments on long-term debt                                        (49,995)        (40,809)             --
    Proceeds from issuance of common stock                                      227,600          33,180              --
   Cash dividends paid                                                          (35,738)        (29,685)        (29,685)
   Redemption of common stock                                                   (84,000)         (1,400)        (29,258)
   Net borrowings on line-of-credit                                             100,000              --              --
                                                                           ------------    ------------    ------------
              Net cash provided by financing activities                      15,891,490       8,628,743       5,241,476
                                                                           ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                                                 937,446        (160,815)      1,350,622
CASH, BEGINNING OF YEAR                                                       3,516,862       3,677,677       2,327,055

CASH, END OF YEAR                                                          $  4,454,308    $  3,516,862    $  3,677,677
                                                                           ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the year for interest                                  $  2,131,999    $  1,857,465    $  1,820,149
   Cash paid during the year for income taxes                              $    100,787    $    174,203    $    245,547
   Loans transferred to foreclosed real estate during the year             $    101,574              --              --

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

   Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in net income. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses included as accumulated other comprehensive income in a separate component of stockholders' equity.

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

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



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

   Statement of Financial Accounting Standards No. 114 ("FAS 114"), Accounting by Creditors for Impairment of a Loan, sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

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

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)

Comprehensive Income:
   In June 1997, the Financial Accounting Standards Board issued FAS 130, Reporting Comprehensive Income. The statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires an enterprise to classify items of other comprehensive income by their nature and to display the accumulated balance of other comprehensive income separately in the equity section of a statement of financial position.

   This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

   The effect of FAS 130 is not significant to the Company's financial statements.

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


NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt securities at December 31, 1998 are as follows:

                                                                        GROSS               GROSS
                                                  AMORTIZED           UNREALIZED         UNREALIZED             FAIR
                                                     COST               GAINS              LOSSES               VALUE
                                                     ----               -----              ------               -----
   Securities available-for-sale:
       U. S. Treasury                              $ 502,194             $ 5,341                 $-           $ 507,535
       U. S. Government agencies                     500,000               4,874                  -             504,874
       Mortgage-backed securities                  3,504,024              14,138             17,417           3,500,745
       Other                                       2,247,545              22,015                  -           2,269,560
                                                   ---------              ------          ---------           ---------


                                                 $ 6,753,763            $ 46,368           $ 17,417         $ 6,782,714
                                                 ===========            ========           ========         ===========

   Securities to be held-to-maturity:              $ 765,417             $ 9,158                $ -           $ 774,575
         Mortgage-backed securities
       Other                                       1,284,014              81,440                  -           1,365,454
                                                   ---------              ------          ---------           ---------

                                                 $ 2,049,431            $ 90,598                $ -         $ 2,140,029
                                                 ===========            ========          =========         ===========

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE B - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investments in debt securities at December 31, 1997, are as follows:

                                                                         GROSS               GROSS
                                                   AMORTIZED           UNREALIZED         UNREALIZED             FAIR
                                                      COST               GAINS              LOSSES               VALUE
                                                      ----               -----              ------               -----
   Securities available-for-sale:
       U. S. Treasury                              $ 753,063             $ 5,571                 $-           $ 758,634
       U. S. Government agencies                     924,300               7,603              1,623             930,280
       Mortgage-backed securities                  3,295,644              19,142             29,814           3,284,972
       Other                                         533,641               4,150                  -             537,792
                                                 -----------            --------           --------         -----------

                                                 $ 5,506,648            $ 36,466           $ 31,437         $ 5,511,678
                                                 ===========            ========           ========         ===========

   Securities to be held-to-maturity:
       Mortgage-backed securities                $ 1,147,657            $ 43,240              $ 279         $ 1,190,618
       Other                                       1,282,827              32,339              1,269           1,313,897
                                                 -----------            --------           --------         -----------
                                                 $ 2,430,484            $ 75,579            $ 1,548         $ 2,504,515
                                                 ===========            ========            =======         ===========


The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. The estimated fair value of securities is determined on the basis of market quotations. Securities with amortized cost of approximately $907,000 and $919,000 and market values of approximately $918,000 and $931,000 were pledged to secure repurchase agreements, Federal funds purchased and deposit accounts at December 31, 1998 and December 31, 1997, respectively.

There were no security sales during 1996 and 1998. During 1997, the Company had a $336 gain on the sale-of-securities for $1,252,969.

At December 31, 1995, securities with an amortized cost of approximately $1,646,000 were transferred to held-to-maturity from available-for-sale due to a one-time opportunity to reassess security classifications in accordance with guidelines issued by the FASB. These securities had a net unrealized loss of $15,000 at December 31, 1998.

The cost and estimated fair value of debt securities at December 31, 1998, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  SECURITIES AVAILABLE-FOR-SALE                  SECURITIES TO BE
                                                                                                 HELD-TO-MATURITY
                                                  ---------------------------                    ----------------
                                                  AMORTIZED              FAIR              AMORTIZED             FAIR
                                                     COST                VALUE               COST                VALUE
                                                     ----                -----               ----                -----
   Due in one year or less                         $ 502,194           $ 507,534                $ -                  $-
   Due from one to five years                      1,167,510           1,177,434            413,638             425,715
   Due from five to ten years                      3,247,647           3,248,430            765,784             818,220
   Due after ten years                             1,836,412           1,849,316            870,009             896,094
                                                 -----------         -----------        -----------         -----------
                                                 $ 6,753,763         $ 6,782,714        $ 2,049,431         $ 2,140,029
                                                 ===========         ===========        ===========         ===========

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE C - LOANS

The loan portfolio is classified as follows:

                                                                                                DECEMBER 31,
                                                                                                ------------
                                                                                         1998                1997
                                                                                         ----                ----
   Commercial and agricultural                                                      $ 44,640,144        $ 35,857,887
   Real estate                                                                         3,756,597           5,226,595
   Installment and other loans                                                         8,138,593           7,406,185
                                                                                    ------------        ------------
   Total loans                                                                        56,535,334          48,490,667
       Less, unearned income                                                            (64,612)            (41,437)
       Less, allowance for loan losses                                                 (776,382)           (576,347)
                                                                                    ------------        ------------
                                                                                    $ 55,694,340        $ 47,872,883
                                                                                    ============        ============


The following is a summary of the transactions in the allowance for loan losses:

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                     1998                1997                1996
                                                                     ----                ----                ----
   Balance, beginning of year                                     $ 576,347           $ 500,504           $ 491,563
   Provision charged to operating expenses                          210,000             300,000             181,444
   Loans charged-off                                                (23,672)           (262,719)           (204,366)
   Recoveries                                                        13,707              38,562              31,863
                                                                  ---------           ---------           ---------
                                                                  $ 776,382           $ 576,347           $ 500,504
                                                                  =========           =========           =========

Loans on which interest was not being accrued totaled $163,399 and $49,000 at December 31, 1998 and December 31, 1997, respectively. Had interest been accrued on these non-accrual loans at originally contracted rates, interest income (before income taxes) would have been increased by approximately $8,517 for 1998 and $2,229 for 1997.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 1998 and December 31, 1997, the Bank has classified loans in the amount of $188,704 and $336,362 as impaired loans, respectively. The allowance for loan losses includes amounts applicable to impaired loans. These allowances are not significant to the Bank's financial statements.


NOTE D - FACILITIES

Facilities are summarized as follows:

                                                                  ACCUMULATED                             ESTIMATED
                                                  COST          DEPRECIATION &         NET BOOK            USEFUL
                                                                 AMORTIZATION            VALUE              LIVES
                                                 -----------     ------------            -----              -----
   DECEMBER 31, 1998
   Land                                          $ 1,060,506                 $ -        $ 1,060,506          N/A
    Building                                       1,713,826              87,471          1,626,355      39 1/2 years
   Leasehold improvements                            602,948             252,211            350,737      3 - 15 years
   Furniture, fixtures and equipment               1,525,989           1,158,945            367,044      2 - 15 years
                                                   ---------           ---------            -------
                                                 $ 4,903,269         $ 1,498,627        $ 3,404,642
                                                 ===========         ===========        ===========

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE D - FACILITIES (CONTINUED)

                                                                     ACCUMULATED                           ESTIMATED
                                                    COST            DEPRECIATION &         NET BOOK          USEFUL
                                                                    AMORTIZATION            VALUE            LIVES
                                                                    ------------            -----            -----
   DECEMBER 31, 1997
   Land                                            $ 741,905                 $ -          $ 741,905
   Building                                        1,539,582             182,030          1,357,552      39 1/2 years
   Leasehold improvements                            350,485              55,714            294,771      3 - 15 years
   Furniture, fixtures and equipment               1,442,159             983,944            458,215      2 - 15 years
                                                 -----------         -----------        -----------
                                                 $ 4,074,131         $ 1,221,688        $ 2,852,443
                                                 ===========         ===========        ===========

Other expenses for the years ended December 31, 1998, 1997 and 1996, include depreciation and amortization of facilities of $276,939, $237,829, and $226,168, respectively.


NOTE E - TIME DEPOSITS

Time deposits at December 31, 1998 totaled $29,112,172. Maturities (in thousands) of such deposits are as follows:

       YEAR ENDING DECEMBER 31:
              1999                                                     $ 21,922
              2000                                                      $ 3,059
              2001                                                      $ 1,213
              2002                                                      $ 1,295
              2003                                                      $ 1,623

NOTE F - LINE-OF-CREDIT

During 1997, the Company entered into an open end loan agreement with Independent Banker's Bank of Florida which provides for maximum borrowings of $500,000 at the prime interest rate. The security for the loan agreement consists of the Bank's common stock and a security interest in other Company assets.

At December 31, 1998, the outstanding balance was $499,950. Interest expense for the year ended December 31, 1998 was $34,032.


NOTE G - LONG-TERM DEBT

During 1998, the Bank entered into a long-term note payable for the purpose of fund matching.


                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                      1998                1997
                                                                                      ----                ----
   Note payable to Independent Banker's Bank of Florida, principal and interest of $12,930 payable monthly at 8.5% for the first year and
    adjustable each year based on the U.S. Treasury Note three-year                  $ 1,222,196         $ 1,272,191
    index; due on January 14, 2012.  Secured by real estate.

   Note payable to the Federal Home Loan Bank of Atlanta, interest payable
    quarterly at 5.51%, principal due March 26, 2008.  The loan is callable            2,000,000                   -
    as of March 26, 2003 and may be prepaid.  Collateralized by mortgage
    loans and Federal Home Loan Bank stock.                                          -----------         -----------
                                                                                       3,222,196           1,272,191
       Less: current portion                                                             (53,316)            (48,987)
                                                                                     -----------         -----------
       Long-term debt                                                                $ 3,168,880         $ 1,223,204
                                                                                     ===========         ===========

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE G - LONG-TERM DEBT (CONTINUED)

Estimated maturities on long-term debt are as follows:

                                            2000                                         $ 57,741
                                            2001                                        63,133
                                            2002                                        68,713
                                            2003                                        74,787
                                            Thereafter                               2,904,506
                                                                                   ------------
                                                                                    $ 3,168,880
                                                                                    ===========


Interest expense for the year ended December 31, 1998 was $189,608.


NOTE H - STOCK OPTION PLAN

The Company adopted the 1998 Stock Option Plan on December 15, 1998, replacing its previous stock option plan. All options under the old plan have been terminated. Under the new plan 65,000 shares of the Company's common stock have been reserved to grant to officers, directors and other key personnel of the Bank. Option prices per share are set by a committee of the Board of Directors at the time of the grant, but the price cannot be less than the fair market value of the stock at the date of the grant. The options are generally nontransferable and expire following termination of employment with the Bank, except in the event of death or disability.

At December 31, 1998, options for 59,910 shares had been granted with an exercise price of $16 per share. All such options expire December 14, 2008. At December 31, 1998, options on 5,090 shares remain available for grant.

The Company accounts for these options based upon APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its stock options. Had the compensation cost been determined based upon FAS Opinion No. 123, the Company's net income would have been reduced approximately $152,000.


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

The Bank contributed $7,980 in 1998 to the plan.

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



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

As of December 31, 1998, the most recent notification from the FDIC, the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

                                                                                                   TO BE WELL
                                                                                                   CAPITALIZED
                                                                                                  UNDER PROMPT
                                                                       FOR CAPITAL             CORRECTIVE ACTION
                                            ACTUAL               ADEQUACY PURPOSES                 PROVISIONS
                                            ------               -----------------                 ----------
                                 AMOUNT     RATIO             AMOUNT         RATIO           AMOUNT         RATIO
                                 ------     -----             ------         -----           ------         -----
                                                                             (DOLLARS IN THOUSANDS)
As of December 31, 1998:
  Total Risk-Based Capital
   (to Risk-Weighted Assets)     $5,615      9.14%            $4,915         8.00%           $6,144         10.00%
  Tier I Capital
   (to Risk-Weighted Assets)     $4,847      7.89%            $2,458         4.00%           $3,686          6.00%
  Tier I Capital
   (to Adjusted Total Assets)    $4,847      6.60%            $2,939         4.00%           $3,674          5.00%
As of December 31, 1997
  Total Risk-Based Capital
   (to Risk-Weighted Assets)     $4,764      9.60%            $3,970         8.00%           $4,963         10.00%
  Tier I Capital
   (to Risk-Weighted Assets)     $4,188      8.44%            $1,985         4.00%           $2,978          6.00%
  Tier I Capital
   (to Adjusted Total Assets)    $4,188      6.62%            $2,530         4.00%           $3,163          5.00%

NOTE K - OPERATING LEASES

The Bank's home office is located on property previously leased from a director of the Bank. The lease, which expired March 30, 1996, provided for annual base rentals of $165,000, with annual rent adjustments based on the Consumer Price Index. The annual rental was increased from $196,518 to $204,378 effective April 1, 1995. The Bank continued to occupy the space on a month-to-month rental basis. On January 14, 1997, the premises were purchased by Valrico Bancorp, Inc. for approximately $1,683,000. The Bank also leases two branch locations. One branch is leased from a director of the Bank. This lease expires March 31, 2000, and provided for annual rentals of $42,000. The Bank has the option to renew the lease for three additional three year terms at rentals to be negotiated at the time of the renewal. The second branch is located in Wal-Mart. This lease provides for a monthly rental of $2,083 for five years. The Bank has the option to renew the lease for 2 additional 5 year terms with annual rentals of $31,250 and $39,062 respectively. Rental expense under said leases was $66,996, $64,163, and $246,378 for each of the years ended December 31, 1998, 1997 and 1996, respectively.

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE K - OPERATING LEASES (CONTINUED)

These leases are accounted for as operating leases.

The future minimum rental commitment for said leases are as follows:



            1999                                                     $ 67,000
            2000                                                     $ 39,000
            2001                                                     $ 25,000

NOTE L - DEFERRED COMPENSATION AGREEMENTS

The Bank entered into deferred compensation agreements with certain executive officers. The agreements provide for a flat annual retirement benefit at the time the employee participates in the agreement. The benefit may be increased by a cost of living adjustment annually and is to be paid for 15 years. Provisions under these agreements for 1998, 1997, and 1996 were $4,741, $7,326, and $30,485, respectively.


NOTE M - NON INTEREST OPERATING EXPENSES

Other expenses for 1998, 1997 and 1996, were as follows:

                                                                     1998                 1997                1996
                                                                     ----                 ----                ----
   Advertising and public relations                                $ 104,346            $ 96,740           $ 48,141
   Professional fees                                                  72,955              94,372             38,380
   Postage                                                            63,802              52,693             48,193
   Taxes                                                              86,752             103,863             84,657
   Insurance                                                          73,760              63,152             48,114
   Telephone                                                          36,403              37,664             30,393
   Other miscellaneous expenses                                      304,522             251,966             207,886
                                                                     -------             -------             -------
                                                                   $ 742,540           $ 700,450           $ 505,764
                                                                   =========           =========           =========




NOTE N - INCOME TAXES

The provision for income taxes is summarized as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                                  -----------------------
                                                                     1998                1997                1996
                                                                     ----                ----                ----

   Current income taxes
       Federal                                                     $ 381,529            $ 86,563           $ 163,440
       State                                                          64,808              12,926               9,756
                                                                   ---------            --------           ---------
            Total current income taxes                               446,337              99,489             173,196
   Deferred income taxes (credit)                                   (127,950)              1,502             (17,332)
                                                                   ---------            --------           ---------

            Income tax provision                                   $ 318,387           $ 100,991           $ 155,864
                                                                   =========           =========           =========

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



NOTE N - INCOME TAXES (CONTINUED)

A reconciliation of the income tax computed at the Federal statutory rate of 34% and the income tax provision shown on the statement of income follows:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                      1998                1997                1996
                                                                      ----                ----                ----
   Tax computed at statutory rate                                  $  299,014           $ 144,433           $ 171,311
   Increase (decrease) resulting from:                                (15,382)            (30,571)            (16,664)
       Tax exempt income
       State income tax, net of Federal tax benefit                    30,744              12,234              10,123
       Other                                                            4,011             (25,105)             (8,906)
                                                                    ---------           --------            ---------
            Income tax provision                                    $ 318,387           $ 100,991           $ 155,864
                                                                    =========           =========           =========


The components of the deferred income tax asset included in other assets are as follows:

                                                  DECEMBER 31,
                                                  ------------
                                              1998                1997
                                              ----                ----
   Deferred tax liability:
       Federal                              $ (29,326)          $ (60,019)
       State                                   (4,973)            (10,273)
                                            ---------           ---------
                                              (34,299)            (70,292)
                                            ---------           ---------
   Deferred tax asset:
       Federal                                234,362             142,950
       State                                   40,067              24,470
                                            ---------           ---------
                                              274,429             167,420
                                            ---------           ---------
            Net deferred tax asset          $ 240,130            $ 97,128
                                            =========            ========


The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                  DECEMBER 31,
                                                  ------------
                                              1998                1997
                                              ----                ----
    Accumulated other comprehensive income  $ (23,418)           $ (6,078)
    Depreciation                              (10,881)            (21,430)
    Cash to accrual adjustment                (32,088)            (42,785)
    Deferred loan fees                         24,313                  --
    Allowance for loan losses                 221,455             160,557
    Deferred compensation                       8,648               6,864
    Life insurance taxable gain                52,101                  --
                                             --------            --------
          Net deferred tax asset             $240,130            $ 97,128
                                             ========            ========


                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE O - COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities follows:

                                                  DECEMBER 31,
                                        -------------------------------
                                            1998                1997
                                        -----------         -----------
   Commitments to extend credit         $ 5,188,063         $ 5,892,892
   Standby letters of credit            $   292,181         $   313,706


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

The Bank has a $5,000,000 unused line-of-credit with Federal Home Loan Bank and a $1,000,000 unused line-of-credit with Independent Bankers Bank of Florida for the purchase of Federal funds.


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

At December 31, 1998, the Bank had $1,096,268 in excess of FDIC deposit insurance in non-interest bearing accounts with other financial institutions.


NOTE Q - RELATED PARTIES

Certain officers, directors, employees of the Bank and certain corporations and individuals related to such persons have deposits and indebtedness, in the form of loans, as customers. The total of such deposits at December 31, 1998 was $3,672,712. Total loans to such persons and their affiliates amounted to $3,629,395 and $2,390,983 at December 31, 1998 and 1997, respectively. During 1998, originations of related party loans totaled $3,898,801 and payments on related party loans totaled $2,660,389.


NOTE R - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and Short-term Investments:

       For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


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

The estimated fair values of the Bank's financial instruments at December 31, 1998 are as follows:

                                                  CARRYING              FAIR
                                                   AMOUNT               VALUE
                                                   ------               -----
   FINANCIAL ASSETS
       Cash and short-term investments          $10,810,308          $10,810,308
       Investment securities                      8,832,145            8,922,743
       Loans                                     55,694,340           57,729,000
                                                -----------          -----------
            Total assets valued                 $75,336,793          $77,462,051
                                                ===========          ===========

   FINANCIAL LIABILITIES
       Deposits                                 $70,505,400          $71,029,000
       Short-term borrowings                      1,146,359            1,146,359
       Long-term debt                             3,222,196            3,383,306
                                                -----------          -----------
                                                $74,873,955          $75,558,665
                                                ===========          ===========

NOTE S - YEAR 2000 ISSUE

The Bank is in the process of evaluating and implementing changes to its computer systems and applications necessary to achieve a year 2000 conversion. These changes are necessary to ensure that the computer system and applications will properly recognize and process information for the year 2000 and beyond. The total cost of conversion and its effects on the results of operations is being determined as part of the evaluation process.

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


NOTE T - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Valrico Bancorp, Inc. (parent only):

   CONDENSED BALANCE SHEETS AS OF DECEMBER 31:                        1998                1997
                                                                   ----------          ----------
ASSETS
     Investment in subsidiary bank, net                            $  109,483          $   41,009
     Facilities, net                                                4,858,668           4,162,003
     Other assets                                                   1,648,790           1,677,666
                                                                       30,637              29,812
                                                                   ----------          ----------
               Total assets                                        $6,647,578          $5,910,490
                                                                   ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities:
     Accrued liabilities                                           $    1,657          $    1,200
     Line-of-credit                                                   499,950             399,950
     Note payable                                                   1,222,196           1,272,191
                                                                   ----------          ----------
               Total liabilities                                    1,723,803           1,673,341
    Stockholders equity                                             4,923,775           4,237,149
                                                                   ----------          ----------
               Total liabilities and stockholders equity           $6,647,578          $5,910,490
                                                                   ==========          ==========

   CONDENSED STATEMENTS OF OPERATIONS AND STOCKHOLDERS' EQUITY
   YEAR ENDED DECEMBER 31:                                             1998                  1997
                                                                   -----------           -----------
    Equity in net income of subsidiary bank:
      Distributed                                                  $         -           $    29,685
      Undistributed                                                    578,986               302,062
    Rent income                                                        204,000               187,000
    Other income                                                        11,160                   208
    Interest expense                                                  (139,192)             (132,579)
    Other expenses                                                     (93,887)              (62,564)
                                                                   -----------           -----------
               Net Income                                              561,067               323,812

STOCKHOLDERS EQUITY
    Beginning of year                                                4,237,149             3,899,004
    Dividends paid                                                     (35,738)              (29,685)
    Stock issuance                                                     227,600                33,180
    Stock redemption                                                   (84,000)               (1,400)
    Net change in unrealized holding losses
     on securities in subsidiary bank                                   17,697                12,238
                                                                   -----------           -----------
    End of year                                                    $ 4,923,775           $ 4,237,149
                                                                   ===========           ===========

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE T - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31:                                                               1998                  1997
                                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                    $   561,067           $   323,812
    Adjustment to reconcile net income to net
     cash provided by operating activities:
         Equity in undistributed earnings (loss) of subsidiary                       (578,986)             (302,062)
         Deferred income taxes                                                           --                   5,790
         Depreciation                                                                  28,876                26,469
         Amortization                                                                   9,991                 9,991
    Increase in other assets                                                          (10,815)                 --
    Increase in accounts payable and accrued liabilities                                  468                 1,200
                                                                                  -----------           -----------
              Net cash provided by operating activities                                10,601                65,200
                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of facilities                                                               --              (1,702,634)
    Purchase of investment in subsidiary                                              (99,994)                 --
                                                                                  -----------           -----------
              Net cash used in investing activities                                   (99,994)           (1,702,634)

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                                                          227,600                33,180
    Redemption of common stock                                                        (84,000)               (1,400)
    Cash dividend on common stock                                                     (35,738)              (29,685)
    Proceeds from issuance of long-term debt                                             --               1,313,000
    Principal payments on long-term debt                                              (49,995)              (40,809)
    Net increase in short-term borrowings                                             100,000               399,950
                                                                                  -----------           -----------
              Net cash provided by financing activities                               157,867             1,674,236
                                                                                  -----------           -----------

NET INCREASE IN CASH                                                                   68,474                36,802

CASH AT BEGINNING OF YEAR                                                              41,009                 4,207
                                                                                  -----------           -----------
CASH AT END OF YEAR                                                               $   109,483           $    41,009
                                                                                  ===========           ===========

                                   SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS

Year ended December 31, 1998

                                  BALANCE                                        REDUCTIONS                       BALANCE
                                 BEGINNING                              ------------------------------             END OF
NAME OF                          OF PERIOD                               AMOUNTS               AMOUNTS             PERIOD
BORROWER                          1-01-98            ADDITIONS          COLLECTED            CHARGED OFF          12-31-98
--------                          -------            ---------          ---------            -----------          --------
LeVaughn Amerson (1)          $      60,882        $    122,000        $    105,000          $        0        $      77,882
C. Dennis Carlton (2)                33,521                   0               2,690                   0               30,831
Carlton & Carlton (3)                 6,770                   0               6,289                   0                  482
Carlton, Sr. (4)                    103,481                   0               7,392                   0               96,089
Carlton & Carlton                    18,930                   0              18,930                   0                    0
Carlton & Carlton (5)                21,802                   0               4,305                   0               17,496
C. Dennis Carlton (6)                     0             108,750              24,964                   0               83,786
C. Dennis Carlton (7)                     0              23,850               3,576                   0               20,275
C. Dennis Carlton (8)                     0             278,000              23,737                   0              254,263
C. Dennis Carlton (9)                     0              80,000                   0                   0               80,000
C. Dennis Carlton (10)                    0              72,972              24,324                   0               48,648
Holmberg Farms                      200,000                   0             200,000                   0                    0
Holmberg Farms (11)                   1,698              654906              340478                   0              316,126
Holmberg Farms (12)                       0              84,161               8,030                   0               76,131
Holmberg Farms (13)                       0             250,000                   0                   0              250,000

5 Directors & Officers            1,943,899           2,224,162           1,890,674                   0            2,277,386
                              -------------        ------------        ------------          ----------        -------------
Totals                        $   2,390,983        $  3,898,801        $  2,660,389          $        0        $   3,629,395
                              =============        ============        ============          ==========        =============

NOTES

(1) LEVAUGHN AMERSON                                (2) C.DENNIS CARLTON
--------------------                                --------------------
         Original date:   February 20, 1992                 Original date:    June 28, 1995
         Maturity:        February 21, 1999                 Maturity:         June 18, 1999
         Rate:            Prime plus .5                     Rate:             9.5%
         Terms:           Quarterly interest                Terms:            Principal & Interest
                                                                              Monthly.

         Collateral:      Unsecured                         Collateral:       First Mortgage

(3) CARLTON & CARLTON                               (4) C. DENNIS CARLTON
---------------------                               ---------------------
         Original date:   January 31, 1996                  Original date:    October 4, 1991
         Maturity:        February 5, 1999                  Maturity:         October 4, 2001
         Rate:            8%                                Rate:             Prime plus 1
         Terms:           Principal & Interest              Terms:            Principal & Interest
                          monthly                                             semi-annually

         Collateral:      Automobile                        Collateral:       First Mortgage

(5) CARLTON & CARLTON                               (6) C. DENNIS CARLTON
---------------------                               ---------------------
         Original date:   July 25, 1997                     Original date:    July 14, 1998
         Maturity:        August 5, 2002                    Maturity:         July 13, 1999
         Rate:            8.9%                              Rate:             Prime plus 1
         Terms:           Principal & Interest              Terms:            Interest Monthly
                           monthly

         Collateral:      Automobile                        Collateral:       Real Estate

(7) C. DENNIS CARLTON                               (8) C. DENNIS CARLTON
---------------------                               ---------------------
         Original date:   June 24, 1998                     Original date:    September 10, 1998
         Maturity:        June 24, 2001                     Maturity:         September 10, 2001
         Rate:            8.25%                             Rate:             Prime plus 1
         Terms:           Principal & Interest              Terms:            Principal & Interest
                          monthly                                             monthly

         Collateral:      Automobile                        Collateral:       Accounts Receivable / Inventory

(9) C. DENNIS CARLTON                               (10) C. DENNIS CARLTON
---------------------                               ----------------------
         Original date:   February 20, 1998                 Original date:    February 19, 1997
         Maturity:        February 18, 2000                 Maturity:         February 19, 2000
         Rate:            Prime plus 1                      Rate:             Prime plus 1
         Terms:           Principal annually                Terms:            Principal annually
                          Interest quarterly                                  Interest quarterly

         Collateral:      Real Estate                       Collateral:       Accounts Receivable / Inventory

(11) HOLMBERG FARMS                                 (12) HOLMBERG FARMS
-------------------                                 -------------------
         Original date:   December 30, 1997                 Original date:    September 10, 1998
         Maturity:        December 29, 1998                 Maturity:         September 10, 1999
         Rate:            Prime plus 1                      Rate:             Prime plus 1
         Terms:           Interest monthly                  Terms:            Principal annually
                                                                              Interest monthly

         Collateral:      Agriculture equipment             Collateral:       Unsecured

(13) HOLMBERG FARMS
-------------------
         Original date:   May 20, 1998
         Maturity:        May 19, 2003
         Rate:            8.9%
         Terms:           Principal & Interest monthly

         Collateral:      Automobile

                (Remainder of this page intentionally left blank)

                                   SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS


Year ended December 31, 1997


                               BALANCE                                         REDUCTIONS                        BALANCE
                              BEGINNING                              --------------------------------            END OF
NAME OF                       OF PERIOD                               AMOUNTS             AMOUNTS                PERIOD
BORROWER                       1-01-97            ADDITIONS          COLLECTED            CHARGED OFF           12-31-97
--------                       -------            ---------          ---------            -----------           --------
LeVaughn Amerson (1)         $         0        $    220,118         $   159,236            $      0           $   60,882
C. Dennis Carlton                154,000                   0             154,000                   0                    0
C. Dennis Carlton (2)             35,990                   0               2,469                   0               33,521
C. Dennis Carlton                 50,000                   0              50,000                   0                    0
Carlton & Carlton (3)             11,332                   0               4,562                   0                 6770
Carlton, Sr. (4)                 110,871                   0               7,390                   0              103,481
Carlton & Carlton (5)                  0              24,565               5,635                   0               18,930
Carlton & Carlton (6)                  0              22,976               1,174                   0               21,802
Holmberg Farms (7)                     0             200,000                   0                   0              200,000
Holmberg Farms (8)                     0               1,698                   0                   0                1,698

5 Directors & Officers         2,463,721           1,030,932           1,550,754                   0            1,943,899
                             -----------        ------------         -----------            --------           ----------
Totals                       $ 2,825,914        $  1,500,289         $ 1,935,220            $      0           $2,390,983
                             ===========        ============         ===========            ========           ==========

                                   SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS

Year ended December 31, 1996


                                 BALANCE                                         REDUCTIONS                       BALANCE
                                BEGINNING                              --------------------------------           END OF
NAME OF                         OF PERIOD                               AMOUNTS             AMOUNTS               PERIOD
BORROWER                         1-01-96            ADDITIONS          COLLECTED            CHARGED OFF          12-31-96
--------                         -------            ---------          ---------            -----------          --------
J. E. McLean & Sons          $     219,952       $           0       $      10,000        $          0        $     209,952
J. E. McLean & Sons                 34,995                   0               5,000                   0               29,995
J. E. McLean & Sons                 25,000                   0                   0                   0               25,000
J. E. McLean & Sons                 20,525                   0              20,525                   0                    0
J. E. McLean & Sons                 25,000                   0              25,000                   0                    0
J. E. McLean & Sons                      0              25,000                   0                   0               25,000
J. E. McLean & Sons                      0              29,000                   0                   0               29,000
C. Dennis Carlton                  165,000                   0              11,000                   0              154,000
C. Dennis Carlton                   37,718                   0               1,728                   0               35,990
C. Dennis Carlton                        0              50,000                   0                   0               50,000
C. Dennis Carlton                        0              15,103               3,771                   0               11,332
R. F. Kustom Homes                  42,700                   0              42,700                   0                    0
R. F. Kustom Homes                  56,800                   0              56,800                   0                    0
R. F. Kustom Homes                  43,624                   0              43,624                   0                    0
R. F. Kustom Homes                   2,298             114,902             117,200                   0                    0
Holmberg Farms                     193,000              57,000             250,000                   0                    0

5 Directors & Officers           1,144,038           1,418,023             306,416                   0            2,255,645
                             -------------       -------------       -------------        ------------        -------------
Totals                       $   2,010,650       $   1,709,028       $     893,764        $          0        $   2,825,914
                             =============       =============       =============        ============        =============

                                  SCHEDULE III
                      LOANS AND LEASE FINANCING RECEIVABLES
                                 (IN THOUSANDS)

                                   YEAR ENDED DECEMBER 31,                          1998                1997                 1996
                                                                                 ---------           ---------           ----------
1.  Loans secured by real estate:

    a.   Construction and land development                                       $   6,470           $   4,352           $    1,324
    b.   Secured by farmland (including farm residential and other
         improvements)                                                               2,780               3,505                3,361
    c.   Secured by 1 - 4 family residential properties:
         (1)  Revolving, open-end loans secured by 1 - 4 family residential
              properties and extended under lines of credit                              0                   0                    0
         (2)  All other loans secured by 1-4 family residential properties:
              (a) Secured by first liens                                             6,724               7,119                5,741
              (b) Secured by junior liens                                              550                 699                  744
    d.   Secured by multifamily (5 or more) residential properties                     346                 851                  821
    e.   Secured by non-farm nonresidential properties                              15,226              13,507               12,710
2.  Loans to depository institutions                                                     0                   0                    3

3.  Loans to finance agricultural production and other loans to farmers              9,406               7,300                3,108

4.  Commercial and industrial loans                                                  8,768               6,136                5,828

5.  Acceptance of other banks                                                            0                   0                    0

6.  Loans to individuals for household, family, and other personal expenditures
    (i.e., consumer loans) (includes purchase paper):
    a. Credit cards and related plans (includes check credit and other revolving
         credit plans)                                                                 402                 375                  221
    b.   Other (includes single payment, installment, and all student loans)         5,535               4,485                4,471

7.  Obligations (other than securities and leases) of states and political subdivisions in the U. S. (includes non-rated industrial development obligations:
    a.   Taxable obligations                                                             0                   0                    0
    b.   Tax-exempt obligations                                                          0                   0                    0

8.  All other loans (exclude consumer loans)                                           327                 161                  102

9.  Lease financing receivables (net of unearned income)                                 0                   0                    0

10. LESS:  Any unearned income on loans reflected in items 1 - 8 above                 (65)                (41)                 (36)
                                                                                  --------            --------             --------

11. Total loans and leases, net of unearned income (sum of items 1 through 9
    minus item 10)                                                                $ 56,469            $ 48,449             $ 38,398
                                                                                  ========            ========             ========

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


EXHIBITS

     (3)(i)       Articles of Incorporation of the Company  (a)

     (3)(ii)      Bylaws of the Company  (a)

    (10)(a)       Lease - Valrico State Bank - Jim Redman Parkway Office (c)

        (b)       Lease - Valrico State Bank - Brandon Office  (b) (c)

        (c)       Valrico State Bank Stock Option Plan  (b) (c)

        (d)       Valrico Bancorp Inc, Stock Option Plan

    (21)          Valrico State Bank  (b)

    (27)          Financial Data Schedule (for SEC use only)



         (a) Incorporated by reference to the Company's Registration Statement #33-90524 on Form S-4 for the registrant.

         (b) Incorporated by reference to the Company's December 31, 1995 Form 10-K.


         (c) Incorporated by reference to the Company's December 31, 1997 Form 10-K

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.


By:  /s/ Bob McLean                         By:  /s/ Jerry L. Ball
     ------------------------------              ------------------------------
     Bob McLean, President & CEO                 Jerry L. Ball, Executive Vice
                                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 29, 1999.

Signatures                                  Titles
----------                                  ------
/s/    J. E. "Bob" McLean, III              President and Chief Executive Officer
-------------------------------
       J. E. "Bob" McLean, III

/s/    Jerry L. Ball                        Executive Vice President and Director
-------------------------------
       Jerry L. Ball

/s/    C. Dennis Carlton                    Director
-------------------------------
       C. Dennis Carlton

/s/    H. Leroy English                     Director
-------------------------------
       H. Leroy English

/s/    Gregory L. Henderson                 Director
-------------------------------
       Gregory L. Henderson

/s/    Douglas A. Holmberg                  Director
-------------------------------
       Douglas A. Holmberg

/s/    Charles E. Jennings, Jr.             Director
-------------------------------
       Charles E. Jennings, Jr.

/s/    J. "Bill" Noriega, Jr.               Director
-------------------------------
       J. "Bill" Noriega, Jr.

/s/    LeVaughn Amerson                     Director
-------------------------------
       LeVaughn Amerson