Form 10-Q
period 1999-03-31
VALRICO BANCORP INC
filed 1999-05-11
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

                COMMISSION FILE NUMBER 33 ACT FILE NO. - 33-90524
                                       --------------------------

                             VALRICO BANCORP, INC.
                             ---------------------
             (Exact name of registrant as specified in its Charter)



           (FLORIDA)                                          65-0553757
           ---------                                          ------------
(State of other jurisdiction of                             (I.R.S. Employee
 incorporation of organization)                            Identification No.)




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


AS OF MARCH 31, 1999, THERE WERE 306,790 SHARES OF COMMON STOCK OUTSTANDING

                             VALRICO BANCORP, INC.


                                                                                              PAGE NUMBER
                          INDEX

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated balance sheets - March 31, 1999 and December 31, 1998                      3

            Consolidated statements of income - Three months ended March 31, 1999 and 1998          4

            Consolidated statement of stockholders' equity - Three                                  5
            months ended March 31, 1999 and 1998

            Consolidated statements of cash flows - Three months                                    6
            ended March 31, 1999 and 1998

            Notes to consolidated financial statements                                              7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                           8

PART II.    OTHER INFORMATION                                                                      10

SIGNATURES                                                                                         11


                             VALRICO BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,             December 31,
                                                                                     1999                    1998
                                                                                  -----------            ------------

                                     Assets

Cash and Non Interest Bearing Deposits                                            $ 5,083,901            $ 4,454,308
Federal Funds Sold                                                                  7,763,000              6,356,000
Securities Available for Sale                                                       6,536,372              6,782,714
Securities Held to Maturity                                                         1,980,448              2,049,431
Loans                                                                              55,047,223             55,694,340
Facilities                                                                          3,581,000              3,404,642
Other Real Estate                                                                     101,573                101,574
Accrued Interest Receivable                                                           459,314                478,788
Other Assets                                                                        1,455,515              1,362,786
                                                                                  -----------            -----------
            Total Assets                                                           82,008,348            $80,684,583
                                                                                  ===========            ===========
                                  Liabilities

Deposits:
        Demand Deposits                                                           $13,305,183            $12,704,041
        NOW Accounts                                                               13,894,538             14,354,403
        Money Market Accounts                                                       4,864,849              6,206,633
        Savings Accounts                                                            8,982,188              8,128,151
        Time, $100,000 and over                                                     9,638,713              6,990,780
        Other Time Deposits                                                        21,063,434             22,121,392
                                                                                  -----------            -----------
            Total Deposits                                                         71,748,905             70,505,400

Federal Funds Purchased                                                             2,000,000              2,000,000
Securities Sold Under the Agreement to Repurchase                                     620,648                646,409
Accounts Payable and Accrued Liabilities                                              715,768                886,853
Mortgage Payable                                                                    1,208,657              1,222,196
Loan Payable                                                                          699,950                499,950
                                                                                  -----------            -----------
            Total Liabilities                                                      76,993,928             75,760,808
                                                                                  -----------            -----------
Commitments and Contingencies


                              Stockholders Equity

Common Stock, No Par Value, Authorized 1,000,000
        shares, issued and outstanding 306,790 on March 31, 1999
        Issued and outstanding 307,790 on Dec. 31, 1998                               306,790                307,790
Capital Surplus                                                                     2,551,070              2,566,070
Retained Earnings                                                                   2,174,427              2,041,125
Net Unrealized Holding Losses on Securities                                           (17,867)                 8,790
                                                                                  -----------            -----------
            Total Stockholders Equity                                               5,014,420              4,923,775
                                                                                  -----------            -----------
            Total Liabilities and Stockholders Equity                             $82,008,348            $80,684,583
                                                                                  ===========            ===========



See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      1999                   1998
                                                                                   ----------             ----------

Interest Income
      Interest and Fees on Loans                                                   $1,281,153             $1,144,071
      Interest on Investment Securities                                               121,032                121,928
      Income on Federal Funds Sold                                                     88,618                 18,963
                                                                                   ----------             ----------
                    Total Interest Income                                           1,490,803              1,284,962

Interest Expense
      Interest on Deposits                                                            539,269                447,576
      Interest on Federal Funds Purchased
         And Securities Sold under agreement
         to Repurchase                                                                 72,054                 51,253
                                                                                   ----------             ----------
                    Total Interest Expense                                            611,323                498,829
                                                                                   ----------             ----------
                    Net Interest Income                                               879,480                786,133
Provision for Loan Losses                                                              24,000                 48,000
                                                                                   ----------             ----------
      Net Interest Income after
         Provision for loan losses                                                    855,480                738,133
                                                                                   ----------             ----------
Other Income:
      Service Charge on Deposit Accounts                                              152,793                135,601
      Miscellaneous Income                                                             25,877                 21,091
                                                                                   ----------             ----------
                    Total Other Income                                                178,670                156,692
                                                                                   ----------             ----------
Other Expenses:
      Salaries and Employee Benefits                                                  410,434                361,743
      Occupancy Expense                                                                91,969                 66,365
      Equipment Expense                                                                88,021                 65,455
      Stationary, Printing, and Supplies                                               41,398                 53,972
      Miscellaneous Expenses                                                          194,026                157,871
                                                                                   ----------             ----------
                    Total Other Expenses                                              825,848                705,406
                                                                                   ----------             ----------
Income Before Income Taxes                                                            208,302                189,409
Income Taxes                                                                           75,000                 66,500
                                                                                   ----------             ----------
Net Income                                                                         $  133,302             $  122,919
                                                                                   ==========             ==========
Per share Information:
      Average Shares Outstanding                                                      307,457                297,915
                                                                                   ==========             ==========

Net Income Per Share                                                               $     0.43             $     0.41
                                                                                   ==========             ==========



See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                 NET
                                                                                             UNREALIZED           TOTAL
                                                                                               HOLDING            STOCK
                                                 COMMON        CAPITAL        RETAINED        LOSSES ON          HOLDERS'
                                                 STOCK         SURPLUS        EARNINGS       SECURITIES           EQUITY
                                               ---------     ----------      ----------      ----------         ----------
Balance, December 31, 1998                     $307,790      $2,566,070      $2,041,125       $  8,790          $4,923,775

      Net Income                                                                133,302                            133,302

      Stock Redemption                           (1,000)        (15,000)                                           (16,000)

      Net Change in Net Unrealized
         holding losses on securities                                                          (26,657)            (26,657)
                                               --------      ----------      ----------       ---------         ----------
Balance, March 31, 1999                        $306,790      $2,551,070      $2,174,427       $(17,867)         $5,014,420
                                               ========      ==========      ==========       =========         ==========


Balance, December 31, 1997                     $299,115      $2,431,145      $1,515,800        $(8,907)         $4,237,153

      Net Income                                     --              --         122,919             --             122,919

      Stock Redemption                           (2,400)        (31,200)                                           (33,600)

      Net Change in Net Unrealized
         holding losses on securities                --              --              --        (10,442)            (10,442)
                                               --------      ----------      ----------       ---------         ----------
Balance, March 31, 1998                        $296,715      $2,399,945      $1,638,719       $(19,349)         $4,316,030
                                               ========      ==========      ==========       =========         ==========





See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                       1999                   1998
                                                                                   -----------            -----------
Cash Flows from Operating Activities
        Net Income                                                                 $   133,302            $   103,698
        Adjustments to Reconcile net income to net
            Cash provided by (used in) operating activities:
            Provision for Loan Losses                                                   24,000                 30,000
            Depreciation and amortization                                               76,467                 57,866
            Net amortization (accretion) of investments
                Security premiums and discounts                                          2,681                  3,616
            (Increase) Decrease in assets:
                Accrued Interest Receivable                                             19,474                 20,666
                Other Assets                                                           (92,729)                 1,655
            Increase (Decrease) in liabilities
                Accounts payable and Accrued Liabilities                               171,085                (28,540)
                                                                                   -----------            -----------
                    Net Cash provided by (used in) operating
                        Activities                                                     334,280                188,961
                                                                                   -----------            -----------

Cash flows from investing activities
        Securities available for sale:
            Purchase of investment securities                                               --            $   (16,000)
            Proceeds from maturities of investment securities                          202,146                 50,590
        Securities to be Held to Maturity:
            Proceeds from maturities of investment securities                           70,109                253,058
        (Increase) Decrease in Deferred income tax                                          --                     --
        (Increase) Decrease in Federal Funds Sold                                   (1,407,000)            (1,579,000)
        Net (Increase) Decrease in Loans                                               292,280               (142,212)
        Purchase of facilities                                                        (250,427)            (1,712,375)
        Proceeds from the sale of Other Real Estate                                         --                     --
                                                                                   -----------            -----------
                    Net Cash provided by (used in) Investing Activities             (1,092,892)            (3,145,939)
                                                                                   -----------            -----------

Cash flows form financing activities:
        Increase (Decrease) in deposits                                              1,243,505              2,435,503
        Increase (Decrease) in Federal funds purchased                                      --               (100,000)
        Net increase (Decrease) in securities sold under agreement
            to repurchase                                                              (25,761)               116,279
        Net increase (Decrease)in notes payable                                        186,461              1,704,774
        Sale (redemption) of Common Stock                                              (16,000)                    --
                                                                                   -----------            -----------
                    Net Cash Provided by (used by) financing activities              1,388,205              4,156,556
                                                                                   -----------            -----------
Net increase (decrease) in cash                                                        629,593              1,199,578
Cash, beginning of period                                                            4,454,308              3,677,677
                                                                                   -----------            -----------
Cash, ending of period                                                             $ 5,083,901             $4,877,255
                                                                                   ===========            ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
        Cash paid during the period for:
            Interest                                                               $   611,323            $   477,621
            Income taxes                                                           $   417,289            $    12,602



See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 March 31, 1999

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 307,457 as of March 31, 1999, and 297,915 as of March 31, 1998.

                             VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its tenth year of operation. During the three months ended March 31, 1999, the Bank experienced a growth in deposits with an increase of $1,243,505 or 1.8%. Time over 100,000 Accounts had the highest percentage of growth at 37.9%, or an increase of $2,647,933 in the three months ended March 31, 1999.

Loan growth increased $647,081 or 1.16% for the three months ended March 31, 1999. The allowance for credit losses at March 31, 1999 was at $778,919 compared to $776,382 at December 31, 1998. The Bank had $22,446 in charge-offs and had recoveries in the amount of $983 during the three months ended March 31, 1999, and has loan classified as troubled in the amount of $170,452 as of March 31, 1999. A total of $24,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $43,834 and $0 at March 31, 1999 and 1998, respectively. Loans 90 days or more past due amounted to $0 and $66,357 at March 31, 1999 and 1998, respectively. There were restructured loans in the amount of $53,212 and $50,000 at March 31, 1999 and 1998, respectively. The following table sets forth a summary of loan loss experience:

                   Analysis of the Allowance for Loan Losses

                                                                                   March 31,             December 31,
                                                                                     1999                    1998
                                                                                  -----------            ------------
Balance at Beginning of Period                                                     $776,382                $576,347
                                                                                   --------                --------
Charge-offs:
      Commercial, Financial and Agricultural                                             --                      --
      Real Estate-Construction                                                           --                      --
      Real Estate-Mortgage                                                               --                      --
      Installment Loans to Individuals                                               22,446                  23,672
      Lease Financing                                                                    --                      --
                                                                                   --------                --------
Total Charge-offs                                                                    22,446                  23,672
                                                                                   --------                --------
Recoveries:
      Commercial, Financial and Agricultural                                            786                   4,962
      Real Estate-Construction                                                           --                      --
      Real Estate-Mortgage                                                               --                      --
      Installment Loans to Individuals                                                  197                   8,745
      Lease Financing                                                                    --                      --
                                                                                   --------                --------
Total Recoveries                                                                        983                  13,707
                                                                                   --------                --------
Net Charge-offs                                                                     (21,463)                 (9,965)
Additions Charged to Operation                                                       24,000                 210,000
                                                                                   --------                --------
Balance at end of Period                                                           $778,919                $776,382
                                                                                   ========                ========
Ratio of Net Charge-offs during the period to average loans
    outstanding during the period                                                      (.04%)                  (.02%)
                                                                                   ========                ========


                             VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the three months ending March 31, 1999 was $133,302 or $0.43 per share which compares to $122,919 or $0.35 per share for the same period in 1998. This represents an increase over the comparable quarter of $10,383, which is attributable mostly to an increase in loans and related revenues.

Salaries and benefits represent 49.7% of non-interest expenses for the three months ended March 31, 1999, compared to 51.3% for the three months ended March 31, 1998. Salary expense for the three months ended March 31, 1999 increased 13.5% over the same period for 1998. This increase is primarily due to the opening of a new office location on January 22, 1999 and the addition of new support staff to cover the work of the new location.

The Tier I capital ratio was 6.53% and Total Capital ratio was 7.49% at March 31, 1999. The tier I capital to total risk-weighted assets ratio was 8.43% at March 31, 1999.

The bank has currently spent approximately $130,000 on system and software upgrades, with the anticipation of spending an additional $35,000. Not included in this cost were a number of computers that were replaced, not for Y2K reasons, but as a planned replacement of antiquated machines. This move was more for improved efficiency than Y2K as most of the machines replaced had already been tested for Y2K. In an attempt to head off possible loan losses relating to Y2K, we are planning to set aside $8,000 a month until the year 2000. This reserve is for the potential loan losses as a direct result of Y2K problems, and also litigation concerns arising for Y2K. We feel that with our current loan portfolio and our current size that this provision will be sufficient to cover those losses. A review will be conducted periodically to modify this provision as needs are more recognized. Although not presently anticipated, regulatory agencies require that management disclose of the worst case scenario, or if the bank's systems fail to operate in the new year. This worst case scenario would include the interruption of normal customer service and the bank's funds management. We currently have contingency plans in effect to help to minimize the potential of this scenario and its effects to both customers and stockholders. Management will continue to review the issues related to Y2K on an ongoing basis to ensure continued compliance. Management feels that this issue is important and will prepare reviews with both internal and external auditors to prepare the bank for the year 2000.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed for the quarter ended March 31, 1999.


27 - Financial Data Schedule (for SEC use only).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 7th, 1999 on its behalf by the undersigned thereunto duly authorized.



                                          VALRICO BANCORP, INC.


                                  By: \s\ Bob Mclean
                                     ------------------------------------------
                                          Bob Mclean
                                          President and Chief Executive Officer


                                  By: \s\ Jerry L. Ball
                                     ------------------------------------------
                                          Jerry L. Ball
                                          Executive Vice President