Form 10-Q
period 1999-06-30
VALRICO BANCORP INC
filed 1999-07-27
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

                COMMISSION FILE NUMBER 33 ACT FILE NO. -33-90524
                                       -------------------------

                              VALRICO BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its Charter)


          (FLORIDA)                                      65-0553757
          ----------                                    ------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes  [X]   (2) No  [ ]

AS OF June 30, 1999, THERE WERE 308,707 SHARES OF COMMON STOCK OUTSTANDING

                              VALRICO BANCORP, INC.

                                      INDEX

                                                                                                          PAGE NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated balance sheets - June 30, 1999 and December 31, 1998                                     3

        Consolidated statements of income -Three and six months ended June 30, 1999 and 1998                  4

        Consolidated statement of shareholders' equity - Six months
        ended June 30, 1999 and 1998                                                                          5

        Consolidated statements of cash flows - Six months ended June
        30, 1999 and 1998                                                                                     6

        Notes to consolidated financial statements                                                            7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                 8

PART II. OTHER INFORMATION                                                                                   10

SIGNATURES                                                                                                   11

                             VALRICO BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                    June 30,        December 31,
                                                                      1999             1998
                                                                  ------------      -----------
                                     Assets
Cash and Non Interest Bearing Deposits                            $  4,922,649      $ 4,454,308
Federal Funds Sold                                                  15,872,000        6,356,000
Securities Available for Sale                                        5,873,592        6,782,714
Securities Held to Maturity                                          1,920,580        2,049,431
Loans                                                               53,341,851       55,694,340
Facilities                                                           3,548,795        3,404,642
Other Real Estate                                                      101,574          101,574
Accrued Interest Receivable                                            447,421          478,788
Other Assets                                                         1,365,673        1,362,786
                                                                  ------------      -----------
                  Total Assets                                      87,394,134      $80,684,583
                                                                  ============      ===========

                                  Liabilities
Deposits:
      Demand Deposits                                             $ 14,849,871      $12,704,041
      NOW Accounts                                                  15,038,058       14,354,403
      Money Market Accounts                                          5,522,983        6,206,633
      Savings Accounts                                               9,864,461        8,128,151
      Time, $100,000 and over                                        9,881,640        6,990,780
      Other Time Deposits                                           21,882,986       22,121,392
                                                                  ------------      -----------
                  Total Deposits                                    77,039,999       70,505,400

Federal Funds Purchased                                              2,000,000        2,000,000
Securities Sold Under the Agreement to Repurchase                      475,843          646,409
Accounts Payable and Accrued Liabilities                               734,884          886,853
Mortgage Payable                                                     1,195,336        1,222,196
Loan Payable                                                           799,950          499,950
                                                                  ------------      -----------
                  Total Liabilities                                 82,246,012       75,760,808
                                                                  ------------      -----------
Commitments and Contingencies

                              Stockholders Equity
Common Stock, No Par Value, Authorized 1,000,000
      shares, issued and outstanding 308,707 on June 30, 1999
      Issued and outstanding 307,790 on Dec. 31, 1998                  308,707          307,790
Capital Surplus                                                      2,584,410        2,566,070
Retained Earnings                                                    2,326,155        2,041,125
Net Unrealized Holding Losses on Securities                            (71,150)           8,790
                                                                  ------------      -----------
                  Total Stockholders Equity                          5,148,122        4,923,775
                                                                  ------------      -----------
                  Total Liabilities and Stockholders Equity       $ 87,394,134      $80,684,583
                                                                  ============      ===========

See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                               ---------------------------   -------------------------
                                                  1999           1998           1999           1998
                                               ----------     ----------     ----------     ----------
Interest Income
     Interest and Fees on Loans                $1,283,305     $1,187,537     $2,564,458     $2,331,608
     Interest on Investment Securities            115,642        114,180        236,674        236,108
     Income on Federal Funds Sold                 139,708         86,768        228,326        105,731
                                               ----------     ----------     ----------     ----------
                Total Interest Income           1,538,655      1,388,485      3,029,458      2,673,447

Interest Expense
     Interest on Deposits                         551,755        466,233      1,091,024        913,809
     Interest on Federal Funds Purchased
        And Securities Sold under agreement
        to Repurchase                              72,249         72,669        144,303        123,922
                                               ----------     ----------     ----------     ----------
                Total Interest Expense            624,004        538,902      1,235,327      1,037,731
                                               ----------     ----------     ----------     ----------
                Net Interest Income               914,651        849,583      1,794,131      1,635,716
Provision for Loan Losses                          29,000         54,000         53,000        102,000
                                               ----------     ----------     ----------     ----------
     Net Interest Income after
        Provision for loan losses                 885,651        795,583      1,741,131      1,533,716
                                               ----------     ----------     ----------     ----------
Other Income:
     Service Charge on Deposit Accounts           179,322        141,383        332,115        276,984
     Miscellaneous Income                          26,512         26,206         52,389         47,297
                                               ----------     ----------     ----------     ----------
                Total Other Income                205,834        167,589        384,504        324,281
                                               ----------     ----------     ----------     ----------
Other Expenses:
     Salaries and Employee Benefits               442,921        354,302        853,355        716,045
     Occupancy Expense                             86,657         63,884        178,626        130,249
     Equipment Expense                             76,141         76,866        164,162        142,321
     Stationary, Printing, and Supplies            32,806         26,218         74,204         54,087
     Miscellaneous Expenses                       199,929        186,498        393,955        370,472
                                               ----------     ----------     ----------     ----------
                Total Other Expenses              838,454        707,768      1,664,302      1,413,174
                                               ----------     ----------     ----------     ----------
Income Before Income Taxes                        253,031        255,404        461,333        444,823
Income Taxes                                      100,700        100,500        175,700        167,000
                                               ----------     ----------     ----------     ----------
Net Income                                     $  152,332     $  154,904     $  285,634     $  277,823
                                               ==========     ==========     ==========     ==========
Per share Information:
     Average Shares Outstanding                   307,762        298,465        307,762        298,465
                                               ==========     ==========     ==========     ==========
Net Income Per Share                           $     0.49     $     0.52     $     0.93     $     0.93
                                               ==========     ==========     ==========     ==========

See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                           NET
                                                                                       UNREALIZED        TOTAL
                                                                                         HOLDING         STOCK
                                           COMMON        CAPITAL          RETAINED      LOSSES ON       HOLDERS'
                                           STOCK         SURPLUS          EARNINGS      SECURITIES       EQUITY
                                         ---------      -----------      -----------    ----------      ----------
Balance, December 31, 1998               $ 307,790      $ 2,566,070      $ 2,040,521      $  8,790      $4,923,171

     Net Income                                                              285,634                       285,634

     Stock Redemption                          917           18,340                                         19,257

     Net Change in Net Unrealized
        holding losses on securities                                                       (79,940)        (79,940)
                                         ---------      -----------      -----------      --------      ----------
Balance, June 30, 1999                   $ 308,707      $ 2,584,410      $ 2,326,155      $(71,150)     $5,148,122
                                         =========      ===========      ===========      ========      ==========


Balance, December 31, 1997               $ 299,115      $ 2,431,145      $ 1,563,242      $ (8,907)     $4,284,595

     Net Income                                                              277,823                       277,823
     Stock Redemption                       (1,300)         (62,142)                                       (63,442)

     Net Change in Net Unrealized
        holding losses on securities                                                       (17,853)        (17,853)
                                         ---------      -----------      -----------      --------      ----------
Balance, June 30, 1998                   $ 297,815      $ 2,369,003      $ 1,841,065      $(26,760)     $4,481,123
                                         =========      ===========      ===========      ========      ==========



See accompanying notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                  ----------------------------
                                                                                      1999             1998
                                                                                  -----------      -----------
Cash Flows from Operating Activities
      Net Income                                                                  $   285,634      $   277,823
      Adjustments to Reconcile net income to net
         Cash provided by (used in) operating activities:
          Provision for Loan Losses                                                    53,000          102,000
          Depreciation and amortization                                               151,470          134,987
          Net amortization (accretion) of investments
            Security premiums and discounts                                             4,552            4,546
          (Increase) Decrease in assets:
             Accrued Interest Receivable                                               31,368           54,661
             Other Assets                                                              (2,887)        (109,800)
          Increase (Decrease) in liabilities
             Accounts payable and Accrued Liabilities                                (151,699)         139,957
                                                                                  -----------      -----------
                 Net Cash provided by (used in) operating
                    Activities                                                        371,438          604,174
                                                                                  -----------      -----------

Cash flows from investing activities Securities available for sale:
          Purchase of investment securities                                                --               --
          Proceeds from maturities of investment securities                           785,860          837,081
      Securities to be Held to Maturity:
          Proceeds from maturities of investment securities                           131,187          235,068
      (Increase) Decrease in Deferred income tax                                           --               --
      (Increase) Decrease in Federal Funds Sold                                    (9,516,000)      (7,419,000)
      Net (Increase) Decrease in Loans                                              2,330,054         (961,037)
      Purchase of facilities                                                         (290,628)         (59,095)
      Proceeds from the sale of Other Real Estate                                          --           22,738
                                                                                  -----------      -----------
                 Net Cash provided by (used in) Investing Activities               (6,559,527)      (7,344,245)
                                                                                  -----------      -----------

Cash flows from financing activities:
      Increase (Decrease) in deposits                                               6,534,599        6,748,783
      Increase (Decrease) in Federal funds purchased                                       --          128,000
      Net increase (Decrease) in securities sold under agreement
        to repurchase                                                                (170,566)         393,057
      Net increase (Decrease) in notes payable                                        273,140          (24,498)
      Sale (redemption) of Common Stock                                               (19,257)         (16,000)
                                                                                  -----------      -----------
                 Net Cash Provided by (used by) financing activities                6,656,430        7,229,342
                                                                                  -----------      -----------
Net increase (decrease) in cash                                                       468,341          488,941
Cash, beginning of period                                                           4,454,308        3,516,862
                                                                                  -----------      -----------
Cash, ending of period                                                            $ 4,922,649      $ 4,005,803
                                                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid
      during the period for:
          Interest                                                                $ 1,195,991      $ 1,068,328
          Income taxes                                                            $   527,499      $    34,387


See accompanying notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 1999

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 307,762 as of June 30, 1999, and 298,465 as of June 30, 1998.

                              VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its tenth year of operation. During the six months ended June 30, 1999, the Bank experienced a growth in deposits with an increase of $6,534,599 or 9.27%. Time over $100,000 Accounts had the highest percentage of growth at 41.35%, or an increase of $2,890,860 in the six months ended June 30, 1999. This increase is primarily due to one customer holding approximately $2,000,000 in the institution for the purposes of a public park construction project.

Outstanding Loans decreased $2,428,593 or 4.49% for the six months ended June 30, 1999. The allowance for credit losses at June 30, 1999 was at $764,890 compared to $776,382 at December 31, 1998. The Bank had $66,711 in charge-offs and had recoveries in the amount of $2,219 during the six months ended June 30, 1999, and has loan classified as troubled in the amount of $167,414 as of June 30, 1999. A total of $53,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $0 and $100,874 at June 30, 1999 and 1998, respectively. Loans 90 days or more past due amounted to $46,812 and $25,000 at June 30, 1999 and 1998, respectively. There were restructured loans in the amount of $52,340 and $55,224 at June 30, 1999 and 1998, respectively. The following table sets forth a summary of loan loss experience:

                    Analysis of the Allowance for Loan Losses

                                                                 June 30,     December 31,
                                                                   1999           1998
                                                                ---------      ---------
Balance at Beginning of Period                                  $ 776,382      $ 576,347
                                                                ---------      ---------
Charge-offs:
     Commercial, Financial and Agricultural                        43,835             --
     Real Estate-Construction                                          --             --
     Real Estate-Mortgage                                              --             --
     Installment Loans to Individuals                              22,876         23,672
     Lease Financing                                                   --             --
                                                                ---------      ---------
Total Charge-offs                                                  66,711         23,672
                                                                ---------      ---------
Recoveries:
     Commercial, Financial and Agricultural                         1,826          4,962
     Real Estate-Construction                                          --             --
     Real Estate-Mortgage                                              --             --
     Installment Loans to Individuals                                 393          8,745
     Lease Financing                                                   --             --
                                                                ---------      ---------
Total Recoveries                                                    2,219         13,707
                                                                ---------      ---------
Net Charge-offs                                                   (64,492)        (9,965)
Additions Charged to Operation                                     53,000        210,000
                                                                ---------      ---------
Balance at end of Period                                        $ 764,890      $ 776,382
                                                                =========      =========
Ratio of Net Charge-offs during the period to average loans
    Outstanding during the period                                  -0.12%          -.02%
                                                                =========      =========

                              VALRICO BANCORP, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the six months ending June 30, 1999 was $285,634 or $0.93 per share which compares to $277,823 or $0.93 per share for the same period in 1998. This represents an increase over the comparable quarter of $7,811, which is attributable mostly to an increase in Federal Funds Sold.

Salaries and benefits represent 51.3% of non-interest expenses for the six months ended June 30, 1999, compared to 50.7% for the six months ended June 30, 1998. Salary expense for the six months ended June 30, 1999 increased 19.2% over the same period for 1998. This increase is primarily due to the opening of a new office location on January 22, 1999 and the addition of new support staff to cover the work of the new location.

The Tier I capital ratio was 6.58% and Total Capital ratio was 7.50% at June 30, 1999. The tier I capital to total risk-weighted assets ratio was 8.85% at June 30, 1999.

         The bank has currently spent approximately $145,000 on system and software upgrades, with the anticipation of spending an additional $20,000. Not included in this cost were a number of computers that were replaced, not for Y2K reasons, but as a planned replacement of antiquated machines. This move was more for improved efficiency than Y2K as most of the machines replaced had already been tested for Y2K. In an attempt to head off possible losses relating to Y2K, we are setting aside $8,000 a month until the year 2000. This reserve is for the potential loan losses as a direct result of Y2K problems, and also litigation concerns arising for Y2K. We feel that with our current loan portfolio and our current size that this provision will be sufficient to cover those losses. A review will be conducted periodically to modify this provision as needs are more recognized. Although not presently anticipated, regulatory agencies require that management disclose of the worst case scenario, or if the bank's systems fail to operate in the new year. This worst case scenario would include the interruption of normal customer service and the bank's funds management. We currently have contingency plans in effect to help to minimize the potential of this scenario and its effects to both customers and stockholders. Management will continue to review the issues related to Y2K on an ongoing basis to ensure continued compliance. Management feels that this issue is important and will prepare reviews with both internal and external auditors to prepare the bank for the year 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 1999.

Exhibit 27 - Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on June 30th, 1999 on its behalf by the undersigned thereunto duly authorized.


                                     VALRICO BANCORP, INC.



                                     By: \s\ Bob Mclean
                                         ---------------------------------------
                                         Bob Mclean
                                         President and Chief Executive Officer



                                     By: \s\ Jerry L. Ball
                                         ---------------------------------------
                                         Jerry L. Ball
                                         Executive Vice President