Form 10-Q
period 1999-09-30
VALRICO BANCORP INC
filed 1999-11-08
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999

                COMMISSION FILE NUMBER 33 ACT FILE NO.-33-90524
                -----------------------------------------------


                             VALRICO BANCORP, INC.
                             ---------------------
             (Exact name of registrant as specified in its Charter)


            (FLORIDA)                                          65-0553757
            ---------                                          ----------
 State of other jurisdiction of                             (I.R.S. Employee
 incorporation of organization)                             Identification No.)


                1815 EAST STATE ROAD 60, VALRICO, FLORIDA 33594
                -----------------------------------------------
             (Address of principal executive offices and Zip Code)


                                 (813) 689-1231
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X]     (2) No [ ]



AS OF September 30, 1999, THERE WERE 309,707 SHARES OF COMMON STOCK OUTSTANDING

                             VALRICO BANCORP, INC.


                                     INDEX
                                                                    PAGE NUMBER
                                                                    -----------

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated balance sheets - September 30, 1999 and
         December 31, 1998                                                    3

         Consolidated statements of income - Three and nine months
         ended September 30, 1999 and 1998                                    4

         Consolidated statement of shareholders' equity - Nine months
         ended September 30, 1999 and 1998                                    5

         Consolidated statements of cash flows - Nine months ended
         September 30, 1999 and 1998                                          6

         Notes to consolidated financial statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

PART II. OTHER INFORMATION                                                   10


SIGNATURES                                                                   11

                             VALRICO BANCORP, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                            September 30,          December 31,
                                                                                1999                   1998
                                                                            ------------           -----------
                                     Assets

Cash and Non Interest Bearing Deposits                                      $  4,585,287           $ 4,454,308
Federal Funds Sold                                                             8,888,000             6,356,000
Securities Available for Sale                                                  7,533,827             6,782,714
Securities Held to Maturity                                                    1,874,979             2,049,431
Loans                                                                         56,921,654            55,694,340
Facilities                                                                     3,538,036             3,404,642
Other Real Estate                                                                101,574               101,574
Accrued Interest Receivable                                                      462,666               478,788
Other Assets                                                                   1,446,845             1,362,786
                                                                            ------------           -----------
                  Total Assets                                                85,352,868           $80,684,583
                                                                            ============           ===========
                                  Liabilities

Deposits:
      Demand Deposits                                                       $ 12,537,916           $12,704,041
      NOW Accounts                                                            14,969,444            14,354,403
      Money Market Accounts                                                    5,544,690             6,206,633
      Savings Accounts                                                         9,848,689             8,128,151
      Time, $100,000 and over                                                 10,010,938             6,990,780
      Other Time Deposits                                                     21,998,317            22,121,392
                                                                            ------------           -----------
                  Total Deposits                                              74,909,994            70,505,400

Federal Funds Purchased                                                        2,000,000             2,000,000
Securities Sold Under the Agreement to Repurchase                                410,286               646,409
Accounts Payable and Accrued Liabilities                                         789,137               886,853
Mortgage Payable                                                               1,181,734             1,222,196
Loan Payable                                                                     949,950               499,950
                                                                            ------------           -----------
                  Total Liabilities                                           80,241,101            75,760,808
                                                                            ------------           -----------
Commitments and Contingencies

                              Stockholders Equity
Common Stock, No Par Value, Authorized 1,000,000
      shares, issued and outstanding 309,707 on September 30, 1999
      Issued and outstanding 307,790 on Dec. 31, 1998                            309,707               307,790
Capital Surplus                                                                2,604,410             2,566,070
Treasury Stock Held                                                             (200,000)                    0
Retained Earnings                                                              2,503,387             2,041,125
Net Unrealized Holding Losses on Securities                                     (105,737)                8,790
                                                                            ------------           -----------
                  Total Stockholders Equity                                    5,111,767             4,923,775
                                                                            ------------           -----------
                  Total Liabilities and Stockholders Equity                 $ 85,352,868           $80,684,583
                                                                            ============           ===========


See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                             1999                1998               1999                1998
                                                          ----------          ----------         ----------          ----------
Interest Income
     Interest and Fees on Loans                           $1,295,841          $1,189,501         $3,860,299          $3,521,109
     Interest on Investment Securities                       122,839             106,838            359,513             342,946
     Income on Federal Funds Sold                            162,785             122,245            391,111             227,976
                                                          ----------          ----------         ----------          ----------
                Total Interest Income                      1,581,465           1,418,584          4,610,923           4,092,031

Interest Expense
     Interest on Deposits                                    579,408             507,684          1,670,432           1,421,493
     Interest on Federal Funds Purchased
        And Securities Sold under agreement
        to Repurchase                                         61,820              53,691            206,123             177,613
                                                          ----------          ----------         ----------          ----------
                Total Interest Expense                       641,228             561,375          1,876,555           1,599,106
                                                          ----------          ----------         ----------          ----------
                Net Interest Income                          940,237             857,209          2,734,368           2,492,925
Provision for Loan Losses                                     24,000              54,000             77,000             156,000
                                                          ----------          ----------         ----------          ----------
     Net Interet Income after
        Provision for loan losses                            916,237             803,209          2,657,368           2,336,925
                                                          ----------          ----------         ----------          ----------
Other Income:
     Service Charge on Deposit Accounts                      196,541             140,000            528,656             416,984
     Miscellaneous Income                                     24,256              20,960             76,645              68,257
                                                          ----------          ----------         ----------          ----------
                Total Other Income                           220,797             160,960            605,301             485,241
                                                          ----------          ----------         ----------          ----------
Other Expenses:
     Salaries and Employee Benefits                          452,994             359,717          1,306,349           1,075,762
     Occupancy Expense                                        89,972              71,666            268,598             201,915
     Equipment Expense                                        75,343              79,928            239,505             222,249
     Stationary, Printing, and Supplies                       33,767              24,731            107,971              78,818
     Miscellaneous Expenses                                  200,726             176,469            594,680             546,941
                                                          ----------          ----------         ----------          ----------
                Total Other Expenses                         852,802             712,511          2,517,103           2,125,685
                                                          ----------          ----------         ----------          ----------
Income Before Income Taxes                                   284,232             251,658            745,566             696,481
Income Taxes                                                 107,000              90,000            282,700             257,000
                                                          ----------          ----------         ----------          ----------
Net Income                                                  $177,232            $161,658           $462,866            $439,481
                                                          ==========          ==========         ==========          ==========
Per share Information:
     Average Shares Outstanding                              308,749             297,815            308,749             298,465
                                                          ==========          ==========         ==========          ==========

Net Income Per Share                                          $ 0.57              $ 0.54             $ 1.50              $ 1.47
                                                          ==========          ==========         ==========          ==========

See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                    NET
                                                                                                 UNREALIZED       TOTAL
                                                                                                   HOLDING        STOCK
                                                   COMMON        CAPITAL           RETAINED       LOSSES ON       HOLDERS'
                                                   STOCK         SURPLUS           EARNINGS       SECURITIES      EQUITY
                                                  --------     ----------         ----------      ---------     ----------

Balance, December 31, 1998                        $307,790     $2,566,070         $2,040,521      $   8,790     $4,923,171

     Net Income                                                                      462,866                       462,866

     Stock Redemption                                1,917         38,340                                           40,257

     Treasury Stock Held                                                            (200,000)                     (200,000)

     Net Change in Net Unrealized
        holding losses on securities                                                               (114,527)      (114,527)
                                                  --------     ----------         ----------      ---------     ----------
Balance, September 30, 1999                       $309,707     $2,604,410         $2,303,387      $(105,737)    $5,111,767
                                                  ========     ==========         ==========      =========     ==========

Balance, December 31, 1997                        $299,115     $2,431,145         $1,563,242       $ (8,907)    $4,284,595

     Net Income                                                                      439,481                       439,481

     Stock Redemption                               (1,300)       (62,142)                                         (63,442)

     Net Change in Net Unrealized
        holding losses on securities                                                                 (3,868)        (3,868)
                                                  --------     ----------         ----------      ---------     ----------
Balance, September 30, 1998                       $296,845     $2,354,193         $1,499,854        $12,985     $4,137,907
                                                  ========     ==========         ==========      =========     ==========


See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           1999                  1998
                                                                                       -----------           -----------
Cash Flows from Operating Activities
      Net Income                                                                       $   462,866           $   438,866
      Adjustments to Reconcile net income to net
         Cash provided by (used in) operating activities:
          Provision for Loan Losses                                                         77,000               156,000
          Depreciation and amortization                                                    218,390               215,930
          Net amortization (accretion) of investments
            Security premiums and discounts                                                  6,603                 3,423
          (Increase) Decrease in assets:
             Accrued Interest Receivable                                                    16,122                32,922
             Other Assets                                                                  (84,059)              (97,170)
          Increase (Decrease) in liabilities
             Accounts payable and Accrued Liabilities                                      (97,716)              167,156
                                                                                       -----------           -----------
                 Net Cash provided by (used in) operating
                    Activities                                                             599,206               917,127
                                                                                       -----------           -----------

Cash flows from investing activities
      Securities available for sale:
          Purchase of investment securities                                             (2,057,903)           (3,387,020)
          Proceeds from maturities of investment securities                              1,139,013             1,836,075
      Securities to be Held to Maturity:
          Proceeds from maturities of investment securities                                174,452               310,260
      (Increase) Decrease in Deferred income tax                                                --                    --
      (Increase) Decrease in Federal Funds Sold                                         (2,532,000)           (3,234,000)
      Net (Increase) Decrease in Loans                                                  (1,265,764)           (3,386,487)
      Purchase of facilities                                                              (344,291)             (117,158)
      Proceeds from the sale of Other Real Estate                                               --                    --
                                                                                       -----------           -----------
                 Net Cash provided by (used in) Investing Activities                    (4,886,493)           (7,978,330)
                                                                                       -----------           -----------

Cash flows form financing activities:
      Increase (Decrease) in deposits                                                    4,404,594             6,875,477
      Increase (Decrease) in Federal funds purchased                                            --               128,000
      Net increase (Decrease) in securities sold under agreement
        to repurchase                                                                     (236,123)              (80,553)
      Net increase (Decrease)in notes payable                                              409,538               (36,975)
      Sale (redemption) of Common Stock                                                     40,257               (16,000)
      Sale (purchase) of Treasury Stock                                                   (200,000)                   --
                                                                                       -----------           -----------
                 Net Cash Provided by (used by) financing activities                     4,418,266             6,869,949
                                                                                       -----------           -----------
Net increase (decrease) in cash                                                            130,979              (191,254)
Cash, beginning of period                                                                4,454,308             3,516,862
                                                                                       -----------           -----------
Cash, ending of period                                                                 $ 4,585,287           $ 3,325,608
                                                                                       ===========           ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
          Interest                                                                     $ 1,675,947           $ 1,493,841
          Income taxes                                                                 $   132,630           $   148,436


See accompanying notes to Consolidated Financial Statements

                             VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               September 30, 1999

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 308,749 as of September 30, 1999, and 297,815 as of September 30, 1998.

                             VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its tenth year of operation. During the nine months ended September 30, 1999, the Bank experienced a growth in deposits with an increase of $4,404,594 or 6.247%. Time over $100,000 Accounts had the highest percentage of growth at 43.202%, or an increase of $3,020,158 in the nine months ended September 30, 1999. This increase is primarily due to one customer holding approximately $1,700,000 in the institution for the purposes of a public park construction project.

Outstanding Loans increased $1,227,314 or 2.204% for the nine months ended September 30, 1999. The allowance for credit losses at September 30, 1999 was at $782,940 compared to $776,382 at December 31, 1998. The Bank had $73,023 in charge-offs and had recoveries in the amount of $2,581 during the nine months ended September 30, 1999, and has loan classified as troubled in the amount of $416,776 as of September 30, 1999. A total of $77,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $0 and $283,668 at September 30, 1999 and 1998, respectively. Loans 90 days or more past due amounted to $95,250 and $0 at September 30, 1999 and 1998, respectively. There were restructured loans in the amount of $365,930 and $54,181 at September 30, 1999 and 1998, respectively. The following table sets forth a summary of loan loss experience:

                   Analysis of the Allowance for Loan Losses


                                                                    September 30,       December 31,
                                                                        1999               1998
                                                                     ---------           ---------

Balance at Beginning of Period                                       $ 776,382           $ 576,347
                                                                     ---------           ---------
Charge-offs:
     Commercial, Financial and Agricultural                             50,146                  --
     Real Estate-Construction                                               --                  --
     Real Estate-Mortgage                                                   --                  --
     Installment Loans to Individuals                                   22,876              23,672
     Lease Financing                                                        --                  --
                                                                     ---------           ---------
Total Charge-offs                                                       73,023              23,672
                                                                     ---------           ---------
Recoveries:
     Commercial, Financial and Agricultural                              1,826               4,962
     Real Estate-Construction                                               --                  --
     Real Estate-Mortgage                                                   --                  --
     Installment Loans to Individuals                                      755               8,745
     Lease Financing                                                        --                  --
                                                                     ---------           ---------
Total Recoveries                                                         2,581              13,707
                                                                     ---------           ---------
Net Charge-offs                                                        (70,442)             (9,965)
Additions Charged to Operation                                          77,000             210,000
                                                                     ---------           ---------
Balance at end of Period                                             $ 782,940           $ 776,382
                                                                     =========           =========
Ratio of Net Charge-offs during the period to average loans
    Outstanding during the period                                       -0.12%               -.02%
                                                                     =========           =========

                             VALRICO BANCORP, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the nine months ending September 30, 1999 was $462,866 or $1.50 per share which compares to $439,481 or $1.48 per share for the same period in 1998. This represents an increase over the comparable quarter of $7,811, which is attributable mostly to an increase in Federal Funds Sold.

Salaries and benefits represent 51.9% of non-interest expenses for the nine months ended September 30, 1999, compared to 43.3% for the nine months ended September 30, 1998. Salary expense for the nine months ended September 30, 1999 increased 21.4% or $230,587 over the same period for 1998. $131,697 of this increase is primarily due to the opening of a new office location on January 22, 1999 and the addition of new support staff to cover the work of the new location.

The Tier I capital ratio was 6.63% and Total Capital ratio was 7.54% at September 30, 1999. The tier I capital to total risk-weighted assets ratio was 8.94%, and the total capital to risk weighted assets was 10.18 at September 30, 1999.

         The bank has currently spent approximately $155,000 on system testing and software and hardware upgrades, with the anticipation of spending an additional $10,000. Not included in this cost were a number of computers that were replaced, not for Y2K reasons, but as a planned replacement of antiquated machines. This move was more for improved efficiency than Y2K as most of the machines replaced had already been tested and approved for Y2K use. In an attempt to head off possible losses relating to Y2K, we are setting aside an additional $8,000 over and above the costs mentioned above each month until the year 2000. This reserve is for the potential loan losses as a direct result of Y2K problems, and also litigation concerns arising for Y2K. We feel that with our current loan portfolio and our current size that this provision will be sufficient to cover those losses. A review will be conducted periodically to modify this provision as needs are more recognized. Although not presently anticipated, regulatory agencies require that management disclose of the worst case scenario, or if the bank's systems fail to operate in the new year. This worst case scenario would include the interruption of normal customer service and the bank's funds management. We currently have contingency plans in effect to help to minimize the potential of this scenario and its effects to both customers and stockholders. Management will continue to review the issues related to Y2K on an ongoing basis to ensure continued compliance. Management feels that this issue is important and will prepare reviews with both internal and external auditors to prepare the bank for the year 2000.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed for the quarter ended September 30, 1999.

Exhibit 27 - Financial Data Schedule (for SEC use only).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 5th, 1999 on its behalf by the undersigned thereunto duly authorized.



                                  VALRICO BANCORP, INC.


                                  By: \s\ John E. Mclean III
                                     ------------------------------------------
                                          John E."Bob" McLean III
                                          President and Chief Executive Officer


                                  By: \s\ Jerry L. Ball
                                     ------------------------------------------
                                          Jerry L. Ball
                                          Executive Vice President