Form 10-K
period 1999-12-31
VALRICO BANCORP INC
filed 2000-03-23
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                    For Year Fiscal Ended December 31, 1999

                Commission File Number 33 Act File No. -33-90524


                             VALRICO BANCORP, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its Charter)


                                    Florida
                      ------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   65-0553757
                      ------------------------------------
                      (I.R.S. employer Identification No.)


                1815 East State Road 60, Valrico, Florida 33594
                      ------------------------------------
             (Address of Principal executive offices and zip code)


                                 (813) 689-1231
                      ------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. (1) Yes [X]    (2) No [ ]
                                                  ---           ---

As of December 31, 1999, there were 301,509 shares of common stock outstanding.

ITEM 1.  BUSINESS
GENERAL

Valrico Bancorp, Inc. (the "Company") is a one-bank holding company which was a newly-formed corporation on May 31, 1995 with its principal place of business in Valrico, Florida. The Company subsequently acquired all of the outstanding common stock of Valrico State Bank (the "Bank"), a wholly-owned subsidiary. All shares held by the Bank's shareholders were exchanged on a one-to-one basis for Valrico Bancorp, Inc. shares. The Company's common stock, no par value, authorized 1,000,000 shares, had 301,509 issued and outstanding shares as of December 31, 1999. The Company derives substantially all of its income from dividends and lease from its subsidiary. The Bank and the Company share the same board of directors, which is comprised of nine individuals. Those individuals are LeVaughn Amerson, Jerry L. Ball, C. Dennis Carlton, H. Leroy English, Gregory L. Henderson, Douglas A. Holmberg, Charles E. Jennings, Jr., J.E. McLean, III, Justo Noriega, Jr.

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

The Bank originates a wide range of loans including, but not limited to, commercial and consumer loans, as well as loans secured by deposit accounts and other marketable collateral. As of December 31, 1999, commercial and consumer loans accounted for approximately 57.3%and 15.1%, respectively, of the Bank's loan portfolio. Loans are also made to enable borrowers to purchase, refinance, construct or improve residential or other real estate and usually are secured by mortgages on such real estate. As of December 31, 1999, residential real estate mortgage loans accounted for approximately 7.4% of the Bank's loan portfolio. To service the agricultural segment of the Bank's market area, the Bank employs an agricultural lender. As of December 31, 1999, 20.2% of the total loan portfolio was comprised of agricultural loans. All loans are made in compliance with applicable Federal and state regulations.

The Bank uses a computer system to handle all accounting and statement processing. In addition, the Bank makes extensive use of personal computers in its teller and lobby locations, which allows for efficient handling and tracking of new accounts, loans and other paper intensive services, and provides every employee of the Bank access to complete customer profiles at all times. We have recently upgraded many of our desktop systems in order to effectively utilize many of the newer programs available today.

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

As of December 31, 1999, there were 16 commercial banks (including the Company's subsidiary bank) with 26 offices and 1 savings and loan association with 4 offices; at least 10 credit unions; and various other financial entities as competitors in the Bank's Assessment Area. The Company expects to receive substantial competition from most of these financial institutions. The Bank's main office is located on East State Road 60, a primary east-west artery in the Bank's Assessment Area, and 800 feet west of Valrico Road, a primary north-south artery in the Bank's Assessment Area. The Brandon branch facility is located in the center of Brandon, the Plant City branch facility is located in the center of Plant City, and the Jim Redman Parkway branch is located in the eastern section of Plant City. The North Riverview Branch is located at the intersection of US 301 and Bloomingdale Ave in the Riverview community. The Bank is one of only four financial institutions which have their headquarters in eastern Hillsborough County. The other financial institutions, being Sunshine State Savings and Loan and Hillsboro Bank in Plant City, and Platinum Bank in Brandon. All others are branches of institutions which have their headquarters in other parts of Hillsborough County or elsewhere in Florida. Several actually are owned by banks with headquarters in Georgia, Alabama, North Carolina, Ohio, and New Jersey. The Bank's second branch was opened in 1995 in the Plant City market and the Bank expanded in this market area with an in-store branch which opened on June 23, 1997 within a Walmart Supercenter on Jim Redman Parkway. This location is in a growing area and a very active shopping center with an estimated 50,000 plus customers per week. This Wal-Mart is one of their largest supercenters in Florida. The bank expanded its market area with the opening of its fourth branch on January 22, 1999 in Riverview area. In order to compete with major financial institutions and others in the Bank's Assessment Area, the Bank will continue to emphasize specialized services, local promotional activity and personal contacts by the Bank's officers, directors and employees. The Bank believes that its local ownership and community-oriented operating philosophy and personalized banking services are competitive factors in which it has strength.

As of December 31, 1999, total deposits of the Bank were distributed among demand deposits (17.8%), savings and time deposits (54.2%) and NOW and money market deposits (28.5%). The Bank's deposits are attracted primarily from individuals, professionals, small and medium size businesses and citrus and agricultural enterprises located predominantly in eastern Hillsborough County, Florida. As of December 31, 1999, approximately 19.1% of the Bank's total deposits were from businesses and 80.9% were from individuals. Management of the Bank has no reason to believe that the loss of any one or a few of its deposit accounts would have a material adverse effect upon the operations of the Bank or erode its deposit base.

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

As of December 31, 1999, the Bank employed 41 full-time employees, of which two were executive officers, and 23 part-time employees, of which two are bank officers. The Bank's employees are not represented by a collective bargaining group, and the Bank considers its relations with its employees to be excellent. The Bank also maintains training and educational programs designed to equip employees for positions of increasing responsibility in both management and operating positions. The Bank provides employees certain benefits customary in the banking industry, which includes major medical insurance, group term life insurance and normal vacation and sick leave. The Bank implemented a K-SOP plan in 1997.

As of December 31, 1999, the Bank has been in operation for ten and one-half years. Management believes that there is some seasonality in its deposit base due primarily to its agricultural relationships. The seasonality in these deposits, however, has not been substantial to impact the core base of deposits, therefore, management does not believe its deposit relationship is affected. In its lending portfolio, the Bank sees a greater affect on this seasonal business during the period from September to May reflecting larger outstandings in the agricultural portfolio.

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

The Bank leases its Brandon branch office space pursuant to an agreement dated March 31, 1994 (the "Lease") with J. "Bill" Noriega, Jr. (the "Lessor"). Mr. Noriega currently serves as a director of the Bank. This lease expired March 31, 1997 and was renewed with a new expiration date of March 31, 2000 at an annual rental of $42,000. The Bank has the option to renew the lease for four additional three-year terms at rentals to be negotiated at the time of the renewal.

The Company, through its subsidiary, purchased from Barnett Bank, a former Glendale Federal Bank branch with approximately 2,400 square feet. The purchase included building and land located at 305 South Wheeler Street (corner of Renfro and Wheeler). On September 15, 1995, the Bank opened its second branch at this location.

The Bank leases its Jim Redman Parkway branch office space pursuant to an agreement dated December 31, 1996 (the "Walmart Lease").

The aggregate lease expense paid by the Bank under these leases, excluding the Bank building lease, totaled $64,163 for the fiscal year ended December 31, 1999.

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

During 1999, the Bank purchased three parcels of land adjacent to the main office facility.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this Annual Report, the management of the Company has no knowledge of any material pending legal proceedings, including proceedings contemplated by governmental authorities, to which the Company and its subsidiary or any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to votes of the stockholders of the Company during the last quarter of 1999.

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

There is no trading market at the current time for the Common Stock of the Company, and it is not expected that a trading market will develop for shares of the Company's Common Stock in the near future. The Company is aware of 14 sale transactions that occurred during fiscal year 1999 at prices ranging from $16.00 to $21.00 per share, exclusive of commissions. The Bank is also aware of 17 sale transactions that occurred during fiscal year 1998 at prices ranging from $14.00 to $16.00 per share, exclusive of commissions. As of March 1, 2000, there were 504 holders of record of the Common Stock of the Company.

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

At the discretion of the Board of Directors of the Company and after careful review of certain factors, such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions, the Board declared its first dividend in September 1993 at ten cents per share and paid said dividend on October 5, 1993. It likewise paid a similar dividend in 1994, 1995, 1996 and 1997. In 1998 and 1999, the dividend paid increased to twelve cents per share. The dividends were based on respective year earnings and paid on October 1 of each year.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, in summary form, certain comparative financial data of the Company for a five year period encompassing the periods ended December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999. This information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations, and Other Statistical Disclosure" and the audited financial statements of the Company for the years ended December 31, 1997, 1998 and 1999, and related notes thereto included elsewhere herein.

                                                  AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------------
                                           1999         1998         1997         1996         1995
                                         -------      -------      -------      -------      -------
                                                     (in Thousands, except Per Share Data)

INCOME STATEMENT DATA

Interest income                          $ 6,267      $ 5,543      $ 4,711      $ 4,206      $ 3,767
Interest expense                          (2,353)      (2,060)      (1,887)      (1,544)      (1,413)
                                         -------      -------      -------      -------      -------
Net interest income                        3,419        3,483        2,824        2,662        2,354
Provision for loan losses                   (101)        (210)        (300)        (181)         (97)
                                         -------      -------      -------      -------      -------
Net interest income after
  provision for loan losses                3,813        3,273        2,524        2,481        2,257
Non-interest income                          838          657          516          431          383
Non-interest expense                      (3,688)      (3,051)      (2,616)      (2,408)      (2,156)
                                         -------      -------      -------      -------      -------
Income before income taxes                   963          879          424          504          484
Income taxes                                (324)        (318)        (100)        (156)        (115)
                                         -------      -------      -------      -------      -------
Net income                               $   639      $   561      $   324      $   348      $   369
                                         =======      =======      =======      =======      =======


PER SHARE DATA
Net income                              $   2.09      $   1.88      $   1.09      $   1.17      $   1.22
Cash dividends                              0.12          0.12          0.10          0.10          0.10
Book value                                 17.42         16.00         14.17         13.10         11.91
Number of shares used in net
  income-per-share calculations (1)      305,565       299,221       297,026       297,545       302,071

BALANCE SHEET DATA
Total assets                            $ 84,366      $ 80,685      $ 63,802      $ 54,919      $ 49,592
Total investment securities                9,134         8,832         7,942        10,400         8,025
Total net loans (2)                       62,385        55,694        47,873        37,897        33,191
Total deposits                            73,333        70,505        55,047        48,876        44,774
Shareholders' equity                       5,251         4,924         4,237         3,899         3,595


(1)  Based on average shares outstanding during the period.

(2) Net loans means total loans net of allowance for possible future loan losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The purpose of this discussion is to focus on significant changes in the financial condition and results of the operations of the Company and it's subsidiary during the past three years. This discussion and analysis is intended to supplement and highlight information contained in the accompanying financial statements and the selected financial data presented elsewhere in this report, and is based on the fiscal years of 1999, 1998, and 1997. The company's fiscal year runs from January 1st through December 31st of each respective year.

Results of Operations

         The company had a net income after taxes of $639,000, $561,000 and $324,000 during the years 1999, 1998 and 1997. This corresponds to per share amounts of $2.09, $1.88 and $1.09 during those three years respectively.

         The banks net interest income increased 12.37% in 1999, down from the increase of 23.34% in 1998 and up from the 6.09% increase during 1997. This net interest income is a major component of the Bank's earning capacity and is the difference or spread between interest income and interest expense. These Earning Assets are primarily loans, federal funds Sold (funds loaned on a short-term basis to other banks) and investment securities. The spread is considered positive when interest income exceeds interest expense and negative when interest expense exceeds interest income. Net interest income is also affected by changes in interest rates earned and interest rates paid and by changes in the volume of interest-earning assets and interest-bearing liabilities. In 1999, the net interest income was $3,914,000 which was an increase of $431,000 over the 1998 net interest income of $3,483,000. This was an increase of $659,000 over the 1997 net interest income of $2,824,000. The continued increase is primarily a result of the Bank's continued growth coupled with a continuance of a strong ratio of loans to other earning assets. This has allowed the interest earned on loans to increase from $3,990,000 in 1997 to $5,284,000 in 1999 or an increase of 32.4%. Also increasing was interest income derived from investment securities and federal funds sold, which are normally lower yielding instruments, the interest income from these assets increased from 2.7% in 1998 from $721,000 to $741,000 and continued to increase 35.2% to $983,000 in 1999. During the same period of time, the interest expense has also increased from $1,888,000 in 1997 to $2,191,000 in 1998 to $2,521,000 in 1999.
This represents a cumulative increase from 1997 to 1999 of 24.7%, which is primarily due to overall growth in the deposit base of the Bank.

         Interest income on loans, which is normally higher than interest yields on investments and federal funds sold, was favorable to the Bank's profit. In 1999, loan related interest income was $5,284,000, including loan fees which are normally an adjustment to loan yield, was earned on an average net loans of $56,592,000 or an average interest yield of 9.35%, as compared to 9.26% and 9.41% in 1998 and 1997 respectively. The interest income on investments of $983,000 earned an average yield of 5.36% on $18,325,000 in earning assets, as compared to 5.79% and 6.22% in 1998 and 1997 respectively. The cost of funds (interest expense) of $2,521,000 was paid on the Bank's and Company's average interest-bearing deposits and other borrowings of approximately $65,083,000 for 1999 was 3.87% compared to 3.99% for the previous year with interest expense of $2,191,000 and an average interest-bearing deposits and loans of $54,926,000. While there is a high concentration of certificates of deposits, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that such high concentration is primarily due to customer relations and the higher than market rates typically offered by such certificates. The Bank is not in the practice of paying above market rates on deposits.

         The net interest spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread showed a slight decrease during 1999 moving from 4.53% in 1998 to 4.44%. This slight decrease is still down compared to the 4.50% in 1997.The net interest yield is calculated by taking the net interest income and dividing it by the average earning assets. During 1999, the Net interest yield was 5.00% down from 1998 and 1997 which were 5.08% and 5.14% respectively. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities.

         The Bank's non-interest expenses for the fiscal year 1999 were $3,688,000 or approximately $307,000 average per month as compared to $3,051,000 or approximately $254,000 average per month for 1998. Non-interest expense for 1997 was $2,616,000 or approximately $218,000 average per month. The amount of $3,688,000 for December 31, 1999 consisted primarily of $1,843,000 in salaries and benefits, $532,000 of occupancy expense for all its offices, equipment expenses of $321,000 and $992,000 of other operating expenses. Other operating expenses primarily consisted of marketing expense, taxes (intangible and sales), insurance (FDIC, blanket bond and property), state assessments, professional fees (accounting, audit and legal), office supplies, postage and delivery, service fees and amortization of capitalized expenses.

         The Bank's non-interest income for fiscal year 1999 was $838,000. The sources reflected in non-interest income were from service charges on deposit accounts of $729,000 and non-deposit income of $109,000. This is an increase of $181,000 compared to the $657,000 of non-interest income reported for the twelve month period ended December 31, 1998.

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which uses the asset and liability method of accounting for income taxes. Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of nontaxable income, such as interest on state and municipal securities, tax-exempt loans, and includes deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method pursuant in FAS 109, Accounting for Income Taxes. For 1999, net income before taxes was $963,000 and after taxes of $324,000, the net income was $639,000. See Note N of Notes to Consolidated Financial Statements.

         The bank experienced a year of good deposit growth during 1999, resulting in a net increase for the fiscal year of 4.0%, a large drop from the previous two years of growth of 28.1% in 1998 and 12.6% in 1997. This drop is not a dramatic a decrease as it might at first seem, the large 1998 growth can be, in part, attributed to the Barnett - Nationsbank merger. Also, in part was the controlling of growth to allow the Bank's capital position and loan to deposit ratios to rebuild after they dropped due to the rapid growth that occurred during the aforementioned merger. Being the primary source for the funding of investment and financing activities, thus the breakdown of deposits is of vital importance to the Bank and Management. As of the end of 1999, the Bank's total deposits were $73,333,000, a $2,828,000 increase. Approximately 82.7% of the Bank's deposits are in interest-bearing accounts at the end of the current fiscal year, which is typical in the Bank's market area. Also note that included in interest-bearing accounts are the Bank's now accounts, which are the only type of personal checking account offered by the Bank. Of this $15,110,000, only a small percentage maintains a sufficient minimum balance to earn interest. Non-Interest-bearing accounts made up 17.3% and NOW and Money Market Accounts were 28.5% of total deposits compared to 18.0% and 20.4% in the previous year respectively. In time deposits, the Bank held 54.2% in time deposits, which comprise savings accounts and Certificates of Deposits. This was a slight increase from the approximately 52.8% the year before.

         Effective August 15, 1995, the Federal Housing Finance Board approved Valrico State Bank's membership to the Federal Home Loan Bank of Atlanta. Being a member offers alternative funding sources for the Bank.

         At the conclusion of the fiscal year 1999, residential (1-4 family) real estate loans totaled $4,622,000, an increase from the previous year amount of $3,757,000, but this is still a decrease from the total residential real estate loans at the end of the fiscal year 1997, which was $5,227,000. The $4,622,000 at year end represents approximately 7.4% of the total loans outstanding, a slight increase from the 6.6% for the year ending 1998, and a slight decrease from the 10.8% for the year ending 1997. These real estate loans consist primarily of intermediate term loans secured by real estate and payable in periodic installments. Consumer loans consist of loans made to individuals and business for consumer purposes. These loans represented $9,007,000 or 14.5% of the total loan portfolio. In 1998 and 1997, these loans represented $8,139,000 and $7,406,185 or 14.3% and 15.3% of the total loan portfolio respectively.

         The Bank splits its commercial loan into two categories, those loans that are used for commercial and industrial purposes and those used for agricultural purposes. The commercial and industrial purpose loans includes commercial real estate loans that are secured by anything other that farmland or farm equipment. These latter loans are included in the agricultural loans. At the end of the fiscal year 1999, the commercial loan portfolio totaled $49,039,000, this is an increase from the $44,640,000 in 1998 and the $35,858,000 in 1997. These totals represent in each of the respective years 1999, 1998, and 1997, 77.5%, 80.0%, and 73.9% of the total loan portfolio. The commercial and industrial loans comprised $36,259,000, $28,764,000, and $24,206,000 for the three years ending 1999, 1998, and 1997 respectively. The agricultural loans for the same periods were $12,780,000, $15,876,000 and $11,652,000. At the end of the fiscal year 1999, the commercial loans consisted of 57.3% of the total loan portfolio while the agricultural loans comprised 20.2%.

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

         The Bank charged to operations $101,000 for provision for loan losses in 1999 and $210,000 and $300,000, respectively, for 1998 and 1997. The amount of $101,000 was added to the beginning balance of $776,000 for the period ended December 31, 1998 for a total accumulated provision less net charge-offs for the period ended December 31, 1999 of $877,000. The Bank charged off loans during the fiscal year 1999 in the amount of $102,000 and reflected recoveries of $3,000 leaving a net balance in the allowance for loan losses for the period ended December 31, 1999 of $778,000, which was 1.23% of total loans outstanding of $63,239,000.

         Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or both, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. At December 31, 1999 and December 31, 1998, the Bank's loans designated as nonaccrual totaled $0 and $163,000, respectively.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 ("FASB 114"), Accounting by Creditors for Impairment of a Loan, which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

         Under FASB 114, a loan is impaired when it is probable that a creditor will be unable to collect the full amount of principal and interest due according to the contractual terms of the loan agreement. When a loan is impaired, a creditor has a choice of ways to measure the impairment. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. A creditor in a troubled debt restructuring involving a restructured loan should measure impairment by discounting the total expected future cash flows at the loan's original effective rate of interest. At December 31, 1999 and December 31, 1998, loans totaling $270,000 and $189,000, respectively, had been classified as impaired.

         The Bank's investment portfolio at December 31, 1999 of $9,153,000 (based on securities held available for sale marked to approximate fair market value) comprised approximately 12.7% of the Bank's total earning assets, as compared to 12.3% at December 31, 1998. The investment securities are primarily concentrated in U. S. Treasury securities, obligations of other U. S. Government agencies, municipals and corporations. As of December 31, 1999, the Bank's investment portfolio had 28.7% adjustable rate securities.

         The FASB 115 rule regarding "Accounting For Certain Investments in Debt and Equity Securities" was implemented the first quarter of 1994. The new rule required financial institutions to segregate their investment portfolio into three categories; 1) securities held-to-maturity (HTM), 2) securities available for sale (AFS), and 3) trading securities. Securities available for sale are to be marked to a fair market value. Unrealized holding gains and losses for AFS securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Unrealized holding gains and losses for trading securities are included in earnings. As of December 31, 1999, the Bank's investment portfolio, based on Marked to Market, consisted of $7,295,000 in AFS and $1,858,000, in HTM. The net effect to stockholders' equity as of December 31, 1999 was a net loss in reserve for securities of $144,000.

         Reclassifying of securities as to available for sale and held-to-maturity took place at December 1995, based upon a regulatory change which allowed a window of opportunity to reclassify the investment portfolio.

         FAS 121, which was effective for the first quarter of 1996, did not have any significant effect on the Company. The Bank does not have any financial instruments which would be affected by Financial Accounting Standard Boards Statement No. 119 ("FAS 119"). FAS 119 requires new qualitative disclosures regarding derivative financial instruments (e.g. futures, forwards, swaps and options). In June 1997, the Financial Accounting Standards Board issued Statement No., 130 (?FAS130"), Reporting Comprehensive Income, establishes standards for reporting comprehensive income in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available-for-sale, underfunded pension obligations and employee stock options. FAS 130 is effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 will require additional disclosures in the financial statements but will not have an impact on the Company's balance sheet or Statement of Income.

         The market value of securities fluctuates during the investment period and is determined on the basis of market quotations. The Bank reprices its securities on a monthly basis. The Bank invests in securities for interest income and liquidity.

         When calculating total earning assets, the amount of $979,000 as of December 31, 1999 was added to total earning assets. This amount represents the cash surrender value of whole life insurance policies purchased primarily to fund a deferred benefit pension plan implemented in 1993 for officers of the Bank who qualified for the program.

         Non-interest earning assets accounted for approximately 13.5% of the Company's total assets at December 31, 1999, a increase from the approximately 12.1% at December 31, 1998. The total non-interest earning assets primarily consisted of cash and funds placed on deposit in accounts with other banks. Of the total $12,338,000 of non-interest earning assets, cash and non-interest bearing deposits totaled $6,787,000. Other significant non-interest earning assets consisted of fixed assets and interest receivable.

         A good capital position, which is vital to the continued profitability of the Company, also promotes depositor and shareholder confidence and provides a solid foundation for the future growth of the Bank. The Bank has provided for its capital requirements through the retention of earnings. At December 31, 1999, the Bank's Tier 1 capital position was 6.12% ($5,710,000 shareholders' equity divided by total assets of $83,325,000) and the Bank's Tier 2 capital was 7.10% determined by adding loan loss reserves of $778,000 to shareholders' equity of $5,710,000 and dividing by total assets of $83,325,000 Total Tier 1 capital to total risk-weighted assets as of December 31, 1999 was 8.62% and total capital (Tier 2) to total risk-weighted assets was 9.77% compared to 7.89% and 9.14%, respectively, in 1998.

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

         The interest rate sensitivity structure within the Bank's balance sheet at December 31, 1999, indicated a net interest sensitive liability gap of 111.2% when projecting out one year. In the near term, defined as 90 days, the Bank had a net interest sensitivity asset gap of 201.1%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in interest rates. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

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

         As of December 31, 1999, the Bank's liquidity ratio was 20.19% derived by dividing net cash, short-term, and marketable assets of $14.9 million by net deposits of $73.7 million. The Bank's dependency ratio as of December 31, 1999 was 11.53%. This ratio is determined by taking the Bank's volatile liabilities (primarily Jumbo certificates) of $8.9 million less short-term investments of $.5 million divided by adjusted total earning assets of $72.2 million. In 1998 and 1997, the Bank had maintained a liquidity ratio on an average of 20% to 35%. As noted in "Funding Sources" above, management of the Bank believes that the high concentration of time deposits is primarily due to customer relationships and not the attraction of the higher than market rates typically offered by certificates of deposits.

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

TABLES TO ITEM 7.

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




               (Remainder of this page intentionally left blank)

                                    TABLE I
                   AVERAGE BALANCES, INTEREST, AND YIELD/RATE
                             (DOLLARS IN THOUSANDS)


                                                      1999                           1998                          1997
                                           AVERAGE   INCOME/   AVERAGE    AVERAGE   INCOME/   AVERAGE   AVERAGE   INCOME/   AVERAGE
                                           BALANCE   EXPENSE     RATE     BALANCE   EXPENSE    RATE     BALANCE   EXPENSE     RATE
                                            ------    -----      ----     ------     -----     ----      ------    -----      ----

ASSETS:
Earning Assets:
Loans, Net of unearned income               56,521    5,284       9.35%   50,349     4,660     9.26%     41,230    3,880      9.41%

  Investment Securities
    Taxable                                  6,267      385       6.14%    6,447       392     6.08%      8,321      550      6.61%
    Tax exempt                               2,521      121       4.80%    1,421        81     5.70%      1,285       65      5.06%
                                            ------    -----       ----    ------     -----     ----      ------    -----      ----
      Total Investments                      8,788      499       5.76%    7,868       473     6.01%      9,606      615      6.40%
  Federal Funds Sold                         9,537      477       5.00%    4,881       265     5.43%      2,011      107      5.32%
                                            ------    -----       ----    ------     -----     ----      ------     ----      ----
    Total Earning Assets                    74,846    6,267       8.37%   63,098     5,398     8.55%     52,847    4,602      8.71%
Allowance for loan losses                     (776)                         (671)                          (541)
Cash and Due From                            4,901                         3,792                          3,994
Other Assets                                 5,237                         4,607                          4,022
                                            ------                        ------                         ------
    Total Assets                            84,208                        70,826                         60,322
                                            ======                        ======                         ======

LIABILITIES AND SHAREHOLDERS EQUITY
Interest Bearing Liabilities
  Deposits
    NOW Accounts                            14,733      259       1.76%   12,497       220     1.76%      9,459      168      1.78%
    Money Market Accounts                    5,390      139       2.58%    4,265       103     2.42%      3,923      108      2.75%
    Savings Accounts                         9,510      228       2.40%    7,568       179     2.37%      6,287      146      2.32%
    Time $100,000 and over                   8,821      472       5.35%    6,397       360     5.63%      5,315      293      5.51%
    Other Time Deposits                     22,299    1,131       5.07%   19,958     1,070     5.36%      7,896      945      5.28%
                                            ------    -----       ----    ------     -----     ----      ------    -----      ----
      Total interest bearing deposits       60,753    2,229       3.67%   50,685     1,932     3.81%     42,880    1,660      3.87%
    Securities sold under agreement
    to repurchase, Federal funds
    purchased and other borrowings           4,330      292       6.74%    4,241       259     6.11%      3,113      228      7.32%
                                            ------    -----       ----    ------     -----     ----      ------    -----      ----
      Total interest bearing liabilities    65,083    2,521       3.87%   54,926     2,191     3.99%     45,993    1,888      4.10%

Demand Deposits (non interest-bearing)      13,295                        10,634                          9,411
Accrued expenses and other liabilities         740                           675                            862
                                            ------                        ------                         ------
Shareholders' equity                         5,090                         4,591                          4,056
                                            ------                        ------                         ------

Total liabilities and shareholders' equity  84,208                        70,826                         60,322
                                            ======                        ======                         ======
Net interest income/net interest spread               3,746       4.45%              3,207     4.53%               2,714      4.50%

Net yield on earning assets                                       5.00%                        5.08%                          5.14%



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

                               TABLE I CONTINUED



DECEMBER 31,                                                         1999                                 1998
                                                        VOLUME       RATE       TOTAL      VOLUME         RATE        TOTAL

Interest Income
              Loans                                       571         53         624         858          (78)         780
              Investment Securities                        55        (22)         33        (111)         (31)        (142)
              Other Earning Assets                        253        (41)        212         153            5          158
                                                          ---        ---         ---        ----         ----         ----
                      Total                               879        (10)        869         900         (104)         796

Interest Expense
              Deposits                                    384        (87)        297         302          (30)         272
              Borrowings                                    5         28          33          83          (52)          31
                                                          ---        ---         ---        ----         ----         ----
                      Total                               389        (59)        330         385          (82)         303
                                                          ---        ---         ---        ----         ----         ----

                      Net Change                          490         49         539         515          (22)         493
                                                          ===        ===         ===        ====         ====         ====


                           INTEREST RATE SENSITIVITY

                             (DOLLARS IN THOUSANDS)


                                                                   After Three   After One     After Three
                                                       Within      Months but    Year but       Years but      After
                                                       Three       Within One   Within Three   Within Five     Five
                                                       Months         Year         Years        Years but      Years
                                                       -----         ------        ------        -----         ----

December 31, 1999
Assets
  Loans                                                23343           7721         14865        14293         2942
  Short term investments                                 509              0             0            0            0
  Securities                                             656           1076          2260         1922         3392
                                                       -----         ------        ------        -----         ----
     Total interest sensitive assets (ISA)             24508           8797         17125        16215         6334

Liabilities
  Interest bearing deposits                            11517          24851         12384        11900            0
  Federal funds purchased                                  0              0             0            0            0
  Long term borrowings                                  1168              0             0            0         2000
  Short term borrowings                                 1642              0             0            0            0
                                                       -----         ------        ------        -----         ----
     Total interest sensitive liabilities (ISL)        14327          24851         12384        11900         2000

  Net position os ISA minus ISL                        10181         (16054)         4741         4315         4334
  Cumulative net position of ISA minus ISL             10181          (5873)        (1132)        3183         7517
  Cumulative net position as a percent
  of total assets                                      12.07%         (6.96%)       (1.34%)       3.77%        8.91%



               (Remainder of this page intentionally left blank)

                                    TABLE II
                              INVESTMENT PORTFOLIO

                                (AMORTIZED COST)


DECEMBER 31,                               1999             1998              1997

Securities to be held-to-maturity
   1. U.S. Treasury Securities                   0                0                0
   2. U.S. Government Agencies                   0                0                0
   3. Mortgage-backed securities           554,829          765,417        1,147,657
   4. Other                              1,285,257        1,284,014        1,282,827
                                         ---------        ---------        ---------

     Subtotal                            1,840,087        2,049,431        2,430,484

Securities available-for-sale
   1. U.S. Treasury Securities                   0          502,194          753,063
   2. U.S. Government Agencies             996,855          500,000          924,300
   3. Mortgage-backed securities         3,836,665        3,504,024        3,295,644
   4. Other                              2,630,161        2,247,545          533,641
                                         ---------        ---------        ---------

     Subtotal                            7,463,681        6,753,763        5,506,648
                                         ---------        ---------        ---------

     Total investment securities         9,303,768        8,803,194        7,937,132
                                         =========        =========        =========

                    INVESTMENT SECURITIES MATURITY SCHEDULE

                             (DOLLARS IN THOUSANDS)
                               MATURITY SCHEDULE


                                              IN 1999                      IN 1998                     IN 1997
                                        AMOUNT       YIELD           AMOUNT       YIELD           AMOUNT       YIELD
Security Type                                                         WITHIN ONE YEAR

   1. U.S. Treasury Securities               0       0.00%               502       6.23%               248       6.12%
   2. U.S. Government Agencies               0       0.00%                 0       0.00%                 0       0.00%
   3. Mortgage-backed securities             6       4.82%                 0       0.00%                 0       0.00%
   4. Other                                  0       0.00%                 0       0.00%                 0       0.00%
                                        ------                         -----                         -----

     Totals                                  6                           502                           248
                                        ======                         =====                         =====



                                              IN 1999                      IN 1998                     IN 1997
                                        AMOUNT       YIELD           AMOUNT       YIELD           AMOUNT       YIELD
Security Type                                               AFTER ONE YEAR BUT WITHIN FIVE YEARS

1. U.S. Treasury Securities                  0       0.00%                 0       0.00%               505       6.23%
2. U.S. Government Agencies                500       6.05%                 0       0.00%               250       7.00%
3. Mortgage-backed securities              346       6.31%               817       6.39%               266       6.63%
4. Other                                  1225       5.82%               719       5.44%               275       4.60%
                                        ------                         -----                         -----

  Totals                                 2,071                         1,536                         1,296
                                        ======                         =====                         =====


                               TABLE II CONTINUED


                                              IN 1999                      IN 1998                     IN 1997
                                        AMOUNT       YIELD           AMOUNT       YIELD           AMOUNT       YIELD
Security Type                                               AFTER FIVE YEARS BUT WITHIN TEN YEARS

     1. U.S. Treasury Securities            0        0.00%                 0       0.00%                0        0.00%
     2. U.S. Government Agencies          500        6.05%               500       6.05%              674        6.21%
     3. Mortgage-backed securities       1401        6.57%              1601       4.94%             1221        5.87%
     4. Other                            1521        5.03%              2415       5.04%              266        5.15%
                                        -----                          -----                        -----


               Totals                   3,422                          4,516                        2,161
                                        =====                          =====                        =====



                                              IN 1999                      IN 1998                     IN 1997
                                        AMOUNT       YIELD           AMOUNT       YIELD           AMOUNT       YIELD
Security Type                                                         AFTER 10 YEARS

     1. U.S. Treasury Securities            0        0.00%                0       0.00%                0       0.00%
     2. U.S. Government Agencies            0        0.00%                0       0.00%                0       0.00%
     3. Mortgage-backed securities       2584        6.21%             1955       6.05%             2656       6.44%
     4. Other                           1,157        5.02%              243       5.50%             1275       6.38%
                                        -----                         -----                        -----

               Totals                   3,741                         2,198                        3,931
                                        =====                         =====                        =====





               (Remainder of this page intentionally left blank)

                                   TABLE III
                                 LOAN PORTFOLIO

                             (DOLLARS IN THOUSANDS)


December 31,                                      1999                           1998                         1997
                                                        PERCENT                        PERCENT                      PERCENT
                                            AMOUNT      OF TOTAL          AMOUNT      OF TOTAL          AMOUNT     OF TOTAL
Loan Type

   1. Commercial                            49,039       77.5%            44,640       79.0%            35,858       73.9%
   2. Real Estate (1.4 family)               4,651        7.4%             3,759        6.6%             5,227       10.8%
   3. Installment and other                  9,549       15.1%             8,139       14.4%             7,406       15.3%
                                           -------      -----             ------      -----             ------      -----

     Total Loans                            63,239      100.0%            56,535      100.0%            48,491      100.0%
                                                        =====                         =====                         =====

   Less:  Unearned Income                      (76)                          (65)                          (41)
   Less:  Allowance for loan losses           (778)                         (776)                         (576)
                                           -------                        ------                        ------
     Total loans less allowance
     and unearned income                    62,385                        55,694                        47,874
                                           =======                        ======                        ======

         SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY SCHEDULES

                             (DOLLARS IN THOUSANDS)


December 31,                            1999              1998              1997
                                                    WITHIN ONE YEAR

1. Commercial                          16,846            28,488            10,718
2. Real Estate (1.4 family)             1,672             4,779             2,593
3. Installment and other                1,795             4,608             3,565
                                       ------            ------            ------

  Total                                20,313            37,875            16,876
                                       ======            ======            ======

                                           AFTER ONE YEAR BUT WITHIN FIVE YEARS
1. Commercial                          28,614            28,488            10,718
2. Real Estate (1.4 family)             2,510             4,779             2,593
3. Installment and other                6,959             4,608             3,565
                                       ------            ------            ------

  Total                                38,083            37,875            16,876
                                       ======            ======            ======

                                                   AFTER FIVE YEARS
1. Commercial                           3,579             2,221             2,732
2. Real Estate (1.4 family)               469               769               670
3. Installment and other                  795               541               539
                                       ------            ------            ------

  Total                                 4,843             3,531             3,941
                                       ======            ======            ======


                              TABLE III CONTINUED
                RATE STRUCTURE FOR LOANS MATURING OVER ONE YEAR

                             (DOLLARS IN THOUSANDS)


                                    WITH PRE-        WITH           WITH PRE-        WITH         WITH PRE-          WITH
                                   DETERMINED       FLOATING       DETERMINED      FLOATING      DETERMINED        FLOATING
                                    INTEREST          OR           INTEREST           OR          INTEREST            OR
                                      RATE         ADJUSTABLE        RATE         ADJUSTABLE        RATE          ADJUSTABLE
                                                     RATE                            RATE                            RATE
                                     AMOUNT         AMOUNT          AMOUNT          AMOUNT         AMOUNT           AMOUNT

1. Commercial                        22,376          9,817          29,155          1,554          11,034          2,416
2. Real Estate (1.4 family)           2,979              0           5,548              0           3,263              0
3. Installment and other              7,754              0           5,149              0           4,104              0
                                     ------          -----          ------          -----          ------          -----

        Total                        33,109          9,817          39,852          1,554          18,401          2,416
                                     ======          =====          ======          =====          ======          =====





               (Remainder of this page intentionally left blank)

                                    TABLE IV
                        SUMMARY OF LOAN LOSS EXPERIENCE

YEAR ENDED DECEMBER 31,                    1999             1998             1997

Balance at beginning of Period            776,382          576,347          500,504
   Charge-offs:
      Commercial Loans                     56,772                0          213,248
      Commercial Mortgages Loans                0                0                0
      Construction Loans                        0                0                0
      Residential Mortgage Loans           16,341                0              947
      Consumer Loans                       29,138           23,672           48,524
                                          -------          -------          -------
          Total Charge-offs               102,251           23,672          262,719

   Recoveries
      Commercial Loans                      1,826            4,962           27,237
      Commercial Mortgages Loans                0                0                0
      Construction Loans                        0                0                0
      Residential Mortgage Loans              755                0                0
      Consumer Loans                            0            8,745           11,325
                                          -------          -------          -------
          Total Recoveries                  2,581           13,707           38,562
                                          -------          -------          -------
Net Charge-offs less recoveries            99,670            9,965          224,157
Additions charged to operations           101,000          210,000          300,000
                                          -------          -------          -------
Balance at end of period                  777,712          776,382          576,347
                                          =======          =======          =======


                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                                      1999                       1998                        1997
                                                            PERCENT OF                  PERCENT OF                  PERCENT OF
                                                           LOANS IN EACH               LOANS IN EACH               LOANS IN EACH
                                                            CATEGORY TO                 CATEGORY TO                 CATEGORY TO
                                                 AMOUNT     TOTAL LOANS      AMOUNT     TOTAL LOANS      AMOUNT     TOTAL LOANS
Balance at end of period applicable to:
   Commercial and agricultural                   603,081       77.5%         579,415       74.6%        350,354       70.0%
   Real estate                                    57,198        7.4%         100,727       13.0%        100,100       20.0%
   Installment and Others                        117,433       15.1%          96,240       12.4%         50,050       10.0%
                                                 -------     ------          -------       -----        -------      -----

                                                 777,712      100.0%         776,382       100.0%       500,504      100.0%
                                                 =======     ======          =======       =====        =======      =====


                                    TABLE V
                                    DEPOSITS

                             (DOLLARS IN THOUSANDS)


Year Ended December 31,                             1999                          1998                           1997
                                           AVERAGE       AVERAGE         AVERAGE        AVERAGE          AVERAGE       AVERAGE
                                           BALANCE        RATE           BALANCE         RATE            BALANCE        RATE
                                           ------         ----            ------         ----             -----         ----
Deposits:
Non-interest demand deposits               13,295         0.00%           10,634         0.00%            9,411         0.00%

Interest Bearing Deposits
  NOW accounts                             14,733         1.76%           12,497         1.76%            9,459         1.78%
  Money market accounts                     5,390         2.58%            4,265         2.43%            3,923         2.75%
  Savings accounts                          9,510         2.40%            7,568         2.36%            6,287         2.32%
  Time, $100,000 and over                   8,821         5.35%            6,397         5.62%            5,315         5.51%
  Other time Deposits                      22,299         5.07%           19,958         5.36%           17,896         5.28%
                                           ------         ----            ------         ----            ------         ----

  Total Interest bearing deposits          60,753         3.67%           50,685         3.81%           42,880         3.87%
                                           ------         ====            ------         ====            ------         ====
        Total Deposits                     74,048                         61,319                         52,291
                                           ======                         ======                         ======



                   MATURITIES OF TIME DEPOSITS OVER $100,000

                             (DOLLARS IN THOUSANDS)


December 31,                                        1999                          1998                          1997
                                                         OTHER                         OTHER                         OTHER
                                       CERTIFICATES       TIME       CERTIFICATES       TIME        CERTIFICATES      TIME
                                       OF DEPOSITS      DEPOSITS     OF DEPOSITS      DEPOSITS      OF DEPOSITS     DEPOSITS
Three months or less                      2,544            0            1,464            0            1,923            0
Over three through six months             1,984            0            1,697            0            1,328            0
Over six through twelve months            2,074            0            2,186            0            1,953            0
Over twelve Months                        2,251            0            2,514            0            1,100            0
                                          -----        -----            -----        -----            -----        -----

        Total                             8,853            0            7,861            0            6,304            0
                                          =====        =====            =====        =====            =====        =====


                                    TABLE VI
                          RETURN ON EQUITY AND ASSETS


December 31,                                        1999            1998            1997

Return on average assets                            0.76%           0.70%           0.54%
Return on average common Equity                    12.55%          11.40%           7.64%
Common dividend payout ratio                        5.82%           6.38%           9.17%
Average equity to average assets ratio              6.04%           6.48%           6.72%



                          LEVERAGE RATIO CALCULATIONS


December 31,                                        1999            1998            1997

Total average assets                               84,208          70,826          60,322
    Less intangibles                                    0               0               0

   Total tangible average assets                   84,208          70,826          60,322

Total common shareholders' equity                   5,251           4,924           4,237
     Less intangibles                                   0               0               0
     Total tangible period-end common
             shareholders' equity                   5,251           4,924           4,237

Leverage ratio                                       6.24%           6.95%           7.02%



                            RISK-BASED CAPITAL RATIO
                                  (Bank Only)


Tier I capital ratio                                 6.87%         6.12%             8.44%
Total risk-based capital ratio                       9.77%         9.14%             9.60%


                                   TABLE VII
                             SHORT TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)


Year ended December 31,                             1999                           1998                            1997
                                          SECURITIES                     SECURITIES                      SECURITIES
                                           FEDERAL       SOLD UNDER       FEDERAL       SOLD UNDER        FEDERAL      SOLD UNDER
                                           FUNDS         AGREEMENTS        FUNDS        AGREEMENTS         FUNDS       AGREEMENTS
                                           SOLD        TO REPURCHASE       SOLD        TO REPURCHASE       SOLD       TO REPURCHASE

Maximum outstanding at any month-end       2,970            675            2,400            900            3,562           800
Average Balance                            2,889            401              575            449              770         2,011
Ending balance                             2,970            672              500            646            1,100         1,872
Average interest rate                       6.16%           3.48%           8.60%           4.54%           5.76%         5.88%
Average interest rate at year-end           6.00%           2.08%           9.89%           3.15%           5.75%         5.82%


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

ITEM 10.  DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled "Election of Directors" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange within 120 days of the end of the Company's fiscal year ended December 31, 1999.

PRINCIPAL OFFICERS OF THE COMPANY AND ITS SUBSIDIARY BANK

All principal officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understanding between the Company and any principal officer pursuant to which any such person was elected as a principal officer of the Company.

J. E. "BOB" MCLEAN, III, 63, is Chairman of the Bank and Company and was elected President and CEO in May 1997 of the Company. Mr. McLean is the owner and President of J. E. McLean & Sons, a family business he took over in 1967. He is a citrus grower who also harvests and ships fruit. Prior to that, Mr. McLean was a banker at Marine Bank of Tampa and was employed with Tampa Electric for three and a half years. He is a third generation of Valrico, attending Brandon High School and the University of Florida for a couple of years. Mr. McLean served in the Army. He has served as Chairman of the Board of the Bank since its inception in 1989 and has served as Chairman of the Board for the Company since May 1995.

JERRY L. BALL, 47, The President and CEO of the Bank is also the Executive Vice President of the Company. In May 1997, Mr. Ball was promoted to his current position. In 1995, Mr. Ball was promoted to Executive Vice President. From 1989 to May 1995, Mr. Ball served in the position of Senior Vice President and Cashier. From 1980 to April 1989, Mr. Ball was an Assistant Vice President and Branch Manager for First Union National Bank of Florida. Mr. Ball attended King College and received a B.A. degree in Business and Economics. He is a graduate of the School of Banking at the University of Florida. Mr. Ball has over 23 years of banking experience.

DONALD WEAVER, 57, joined the Company and Bank in November 1995. He was hired as Senior Vice President of Commercial Loans of the Bank. In May 1997, he was promoted to Executive Vice President and Director of Commercial Loans and was elected to the position of Secretary to the Company. He has over 35 years in commercial banking, all within the Hillsborough County area. He came to our Bank from Peoples Bank of Lakeland where he served as Vice President and Commercial Loan Manager since 1990. He attended Hillsborough Community College and has attended a number of banking schools. He has been a resident of the Brandon area for over 25 years.

Set forth below are the names and ages of the other principal officers of the Company's subsidiary bank, giving their principal occupation and business experience of each such principal officer during the past six years. All of such information has been furnished by each such person.

GLENN J. CHASTEEN, 48, is currently serving as Senior Vice President-Consumer Loans. He has been the Bank's installment lender since June 1989. From January 1987 to October 1988, Mr. Chasteen served as Senior Vice President of San Antonio Citizens Federal Credit Union. From February 1980 to January 1987, Mr. Chasteen served as Vice President-Consumer Lending with Sun Bank of Tampa Bay (formerly known as Brandon State Bank).

ROBERT N. MORRIS, 73, has served as Senior Vice President-Agriculture Loans of the Bank since April 1991. Mr. Morris serves in this position on a part-time basis. From June 1985 to December 1990, Mr. Morris was employed as Vice President-Agriculture Loans of Barnett Bank. Mr. Morris has over 30 years of banking experience.

ROY SCHRETT, 62, has served as Senior Vice President-Commercial Loans since his employment April 1997. Mr. Schrett was with South Hillsborough Community Bank, a local independent bank, serving in the capacity of Senior Vice President and Senior Lending Officer. Prior employment has been with Southtrust Bank of West Florida, Nazareth National Bank, and Marine Midland Bank, N.A. Mr. Schrett has over 39 years of banking experience. Mr. Schrett graduated Summa Cum Laude, B.A. degree from Allentown College of St. Frances de Sales, University of Buffalo, A.A.S. degree, Graduate Lending School, University of Oklahoma and has taken several banking courses.

CAROL TODD JOHNSON, 68, has served as Vice President and Business Development Officer of the Bank since June 1991. Mrs. Johnson serves in this position on a part-time basis and was promoted in 1995 to Vice President-Business Development. From 1972 to May 1991, Mrs. Johnson was Vice President of Business and Community Development Officer at the Brandon office of Barnett Bank.

ROBERT M. (MYKE) MORRIS, ARA, 46, is currently serving as a Vice President - Commercial Loans. He has been serving in that position since September 1, 1999. He is an Accredited Rural Appraiser and State Certified General Appraiser. Before joining the bank, he was an agricultural investment portfolio manager.

SUSAN L. RADFORD, 42, is currently serving as a Vice President -
Cashier/Compliance Officer. She was promoted to this position in July 1999. Ms. Radford has 24 years of banking experience, 15 years in bank operations.

GLENDA C. PEACOCK, 60, is currently serving as a Vice President - Branch Manager of the Bank's Main office. She has been serving in this capacity since August 1, 1999. Prior to this, she served as a branch manager of our Brandon location since March 1994. Mrs. Peacock was hired by the Bank in August 1993 where she served as an AVP - Loan Officer.

MELISSA B. OVERTON, 42, is currently serving as a branch manager of our Brandon location as a Vice President - Branch Manager/Commercial Loan Officer. She has been serving in this capacity since August 1999. Mrs. Overton was hired by the bank as a commercial lender in March 1999. Prior to being hired by us, Mrs. Overton has worked for Suntrust and Barnett Banks as a commercial lender and also for a small community bank in southern Florida as a commercial lender/Branch manager. Also during 1997-1998, Mrs. Overton worked as a Human Resource Coordinator for a restaurant chain in southern Florida.

ITEM 11.  MANAGEMENT COMPENSATION AND TRANSACTIONS

The information required by Item 11 pertaining to management compensation and transactions with management of the Company is incorporated herein by reference to the sections entitled "Executive Compensation and Other Information" and "Certain Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders, which will be filed with the Federal Deposit Insurance Corporation within 120 days of the end of the Company's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The only class of voting securities of the Company is its Common Stock, 301,509 shares of which were outstanding as of December 31, 2000. To the best knowledge of the Company, other than Messrs. Carlton, Holmberg and Amerson (whose shareholdings are listed in "Security Ownership of Management" below), there are no other persons who own beneficially more than five percent (5%) of the Company's Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

The information set forth below as to the beneficial ownership of shares of Common Stock of the Company by each director of the Company, and by all directors and principal officers of the Company as a group, as of December 31, 1999 has been furnished by the respective persons.


                                       AMOUNT AND NATURE
NAME OF BENEFICIAL                       OF BENEFICIAL
     OWNER                                 OWNERSHIP          PERCENT OF CLASS
------------------------               ------------------     ----------------

LeVaughn Amerson                             29,000(1)             9.61
Jerry L. Ball                                   450(1)              .15
C. Dennis Carlton                            26,075(2)             8.65
H. Leroy English                              4,122(1)             1.37
Gregory L. Henderson                         10,500(3)             3.48
Douglas A. Holmberg                          29,107(4)             9.65
Charles E. Jennings, Jr.                      7,766(5)             2.57
J. E. "Bob" McLean, III                       6,270(6)             2.08
J. "Bill" Noriega, Jr.                        7,526(7)             2.50
Donald M. Weaver                                300(8)              .10
                                            -------               -----
All directors and principal                 121,116               40.17
officers as a group (10 persons)



(1) All of these shares are owned as joint tenant with this individual's spouse.

(2) Includes 25,925 shares which Mr. Carlton owns individually and 50 shares each owned by Mr. Carlton's trust for his three children (a total of 150 shares) of which Mr. Carlton is sole trustee.

(3) Includes 10,000 shares which Dr. Henderson owns as joint tenant with his wife and 125 shares each owned by a trust set up for Dr. Henderson's four children (a total of 500 shares).

(4) Includes 29,007 shares which Mr. Holmberg owns individually. Also includes 100 shares which is owned by Mr. Holberg's wife, as to which shares Mr. Holmberg disclaims beneficial ownership.

(5) Includes 5,000 shares held in C. E. Jennings, Jr. Harbor Trust IRA, of which Mr. Jennings is sole beneficiary; 2,466 shares which Mr. Jennings owns individually and 200 shares which Mr. Jennings owns as joint tenant with his wife. Also includes 100 shares which Mr. Jennings' wife owns, as to which shares Mr. Jennings disclaims beneficial ownership.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)   FINANCIAL STATEMENTS:

(1)      Independent Auditors' ....................................................................................26

(2)      Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................27

(3)      Consolidated Statements of Income for Each of the Three Years
         in the Period Ended December 31, 1999.....................................................................28

(4)      Consolidated Statements of Changes in Stockholders' Equity for Each
         of the Three Years in the Period Ended December 31, 1999..................................................29

(5)      Consolidated Statements of Cash Flows for Each of the Three Years
         in the Period Ended December 31, 1999.....................................................................30

(6)      Notes to Consolidated Financial Statements.............................................................31-44


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

Schedule III - Loans and Lease Financing Receivables


               (Remainder of this page intentionally left blank)

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders
Valrico Bancorp, Inc. and Subsidiary
Valrico, Florida


We have audited the accompanying consolidated balance sheets of Valrico Bancorp, Inc. and Subsidiary as of December 31, 1999 and December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valrico Bancorp, Inc. and Subsidiary at December 31, 1999 and December 31, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                          Certified Public Accountants

Tampa, Florida
January 21, 2000

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,
                                                                           ----------------------------
                                                                             1999                 1998
                                                                           --------             -------
                                                                                  (in thousands)

                             ASSETS
Cash and non-interest bearing deposits                                     $  6,787             $ 4,454
Federal funds sold                                                              509               6,356
Securities available-for-sale                                                 7,295               6,783
Securities to be held-to-maturity (approximate fair value of
  $1,858,000 for 1999; $2,140,000 for 1998)                                   1,839               2,049
Loans                                                                        62,385              55,694
Facilities, net                                                               3,504               3,405
Other real estate                                                                 1                 102
Accrued interest receivable                                                     580                 479
Other assets                                                                  1,466               1,363
                                                                           --------             -------
         Total assets                                                      $ 84,366             $80,685
                                                                           ========             =======

                           LIABILITIES
Deposits:
      Demand deposits                                                      $ 13,080             $12,704
      NOW accounts                                                           15,110              14,354
      Money market accounts                                                   5,780               6,207
      Savings accounts                                                        9,894               8,128
      Time, $100,000 and over                                                 8,850               6,991
      Other time deposits                                                    21,019              22,121
                                                                           --------             -------
         Total deposits                                                      73,733              70,505


Securities sold under agreements to repurchase                                  672                 647
Accounts payable and accrued liabilities                                        572                 887
Advances under line-of-credit                                                   970                 500
Notes payable                                                                 3,168               3,222
                                                                           --------             -------
                            Total liabilities                                79,115              75,761
                                                                           --------             -------
Commitments and contingencies (Notes O and P)

                       STOCKHOLDERS' EQUITY
Common stock, no par value, authorized 1,000,000
  shares, issued and outstanding 301,509 shares for 1999;
  307,790 for 1998                                                              302                 308
Capital surplus                                                               2,450               2,566
Retained earnings                                                             2,643               2,041
Accumulated other comprehensive income                                         (144)                  9
                                                                           --------             -------
         Total stockholders' equity                                           5,251               4,924
                                                                           --------             -------
         Total liabilities and stockholders' equity                        $ 84,366             $80,685
                                                                           ========             =======


See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                         1999             1998           1997
                                                                       --------         -------         ------
                                                                        (in thousands, except per share data)
INTEREST INCOME
      Interest and fees on loans                                       $  5,284        $  4,802       $  3,990
      Interest on investment securities:
              U. S. Treasury                                                 19              46             73
              U. S. Government agencies and corporations                    348             314            452
              Other                                                         139             116             89
      Income on Federal funds sold                                          477             265            107
                                                                       --------        --------       --------
                            Total interest income                         6,267           5,543          4,711
                                                                       --------        --------       --------

INTEREST EXPENSE
      Interest on deposits                                                2,229           1,940          1,659
      Interest on short-term borrowings                                      14              36            127
      Interest on long-term debt                                            110              84            101
                                                                       --------        --------       --------
                            Total interest expense                        2,353           2,060          1,887
                                                                       --------        --------       --------
                            Net interest income                           3,914           3,483          2,824

PROVISION FOR LOAN LOSSES                                                   101             210            300
                                                                       --------        --------       --------
                            Net interest income after provision
                             for loan losses                              3,813           3,273          2,524
                                                                       --------        --------       --------

OTHER INCOME
      Service charges on deposit accounts                                   729             563            429
      Miscellaneous income                                                  109              94             87
                                                                       --------        --------       --------
                            Total other income                              838             657            516
                                                                       --------        --------       --------

OTHER EXPENSES
      Salaries and employee benefits                                      1,843           1,487          1,304
      Occupancy expense                                                     532             421            244
      Equipment expense                                                     321             298            270
      Stationery, printing and supplies                                     139             103             95
      Miscellaneous expenses                                                853             742            703
                                                                       --------        --------       --------
                            Total other expenses                          3,688           3,051          2,616
                                                                       --------        --------       --------
INCOME BEFORE INCOME TAXES                                                  963             879            424

INCOME TAXES                                                                324             318            100
                                                                       --------        --------       --------

NET INCOME                                                                  639             561

OTHER COMPREHENSIVE INCOME                                                 (153)             18             12
      Unrealized gains (losses) on securities
                                                                       --------        --------       --------

COMPREHENSIVE INCOME                                                   $    486        $    579       $    336
                                                                       ========        ========       ========

PER SHARE DATA                                                          305,565         299,221        297,026
                                                                       --------        --------       --------
      Average shares outstanding
      Basic EPS                                                        $   2.09        $   1.88       $   1.09
                                                                       ========        ========       ========


See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                    ACCUMULATED
                                                                                                       OTHER             TOTAL
                                                      COMMON         CAPITAL        RETAINED       COMPREHENSIVE     STOCKHOLDERS
                                                      STOCK          SURPLUS        EARNINGS          INCOME            EQUITY
                                                     -------         -------        --------       -------------     ------------
                                                                                  (in thousands)

Balance, December 31, 1996                           $   297         $ 2,354         $ 1,269         $   (21)        $ 3,899

Net income for 1997                                       --              --             324              --             324
      Other comprehensive
              Net change in net
               unrealized holding
               losses on securities                       --              --              --              12              12
    Stock issuance                                         2              31              --              --              33
      Stock redemption                                    --              --             (30)             --             (30)
      Cash dividends                                      --              (1)             --              --              (1)
      Transfer                                            --              47             (47)             --              --
                                                     -------         -------         -------         -------         -------
Balance, December 31, 1997                               299           2,431           1,516              (9)          4,237


Net income for 1998                                       --              --             561              --             561
      Other comprehensive income, net of tax:
              Net change in net
               unrealized holding
               losses on securities                       --              --              --              18              18
    Stock issuance                                        15             213              --              --             228
      Cash dividends                                      --              --             (36)             --             (36)
      Stock redemption                                    (6)            (78)             --              --             (84)
                                                     -------         -------         -------         -------         -------
Balance, December 31, 1998                               308           2,566           2,041               9           4,924

                                                          --              --             639              --             639
Net income for 1999
      Other comprehensive income, net of tax:
              Net change in net
               unrealized holding
               losses on securities                       --              --              --            (153)           (153)
    Stock issuance                                         4              74              --              --              78
      Cash dividends                                      --              --             (37)             --             (37)
      Stock redemption                                   (10)           (190)             --              --            (200)
                                                     -------         -------         -------         -------         -------

Balance, December 31, 1999                           $   302         $ 2,450         $ 2,643         $  (144)        $ 5,251
                                                     =======         =======         =======         =======         =======


See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------
                                                                              1999         1998         1997
                                                                             -------     --------     --------
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                             $   639     $    561     $    324
      Adjustments to reconcile net income to net
       cash provided by operating
       activities:
              Provision for loan losses                                          101          210          300
              Depreciation and amortization                                      284          287          248
              Net amortization (accretion) of investment
               security premiums and discounts                                     1          (11)         (13)
              Deferred income taxes                                              (44)        (128)           2
              (Increase) in assets:
                     Accrued interest receivable                                (101)         (10)         (52)
                     Other assets                                                (69)        (107)          (7)
              Increase (decrease) in liabilities:
                     Accounts payable and accrued liabilities                   (315)         412          (82)
                                                                             -------     --------     --------
                            Net cash provided by operating activities            496        1,214          720
                                                                             -------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Securities available-for-sale:
              Purchase of securities                                          (1,956)      (3,635)        (501)
              Proceeds from maturities of securities                           1,290        2,400          912
              Proceeds from sale of securities                                    --           --        1,253
      Securities to be held to maturity:                                          --           --           --
              Proceeds from maturities of securities                             215          385          820
      Decrease (increase) in Federal funds sold                                5,847       (6,356)         358
      Net increase in loans                                                   (6,797)      (8,133)     (10,276)
      Purchase of facilities                                                    (373)        (829)      (2,075)
      Proceeds from sale of other real estate                                    101           --           --
                                                                             -------     --------     --------
                            Net cash used in investing activities             (1,673)     (16,168)      (9,509)
                                                                             -------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES                                           3,228       15,459        6,171
      Net increase in deposits
      Increase (decrease) in Federal funds purchased                              --       (1,872)         772
      Net increase in securities sold under
         agreements to repurchase                                                 26          147           12
      Proceeds from issuance of long-term debt                                    --        2,000        1,713
      Principal payments on long-term debt                                       (55)         (50)         (41)
      Proceeds from issuance of common stock                                      78          228           33
      Cash dividends paid                                                        (37)         (36)         (30)
      Redemption of common stock                                                (200)         (84)          (2)
      Net borrowings on line-of-credit                                           470          100           --
                                                                             -------     --------     --------
                            Net cash provided by financing activities          3,510       15,892        8,628
                                                                             -------     --------     --------
NET INCREASE (DECREASE) IN CASH                                                2,333          938         (161)

CASH, BEGINNING OF YEAR                                                        4,454        3,516        3,677
                                                                             -------     --------     --------

CASH, END OF YEAR                                                            $ 6,787     $  4,454     $  3,516
                                                                             =======     ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
              Cash paid during the year for interest                         $ 2,033     $  2,132     $  1,857
              Cash paid during the year for income taxes                     $   307     $    101     $    174
              Loans transferred to foreclosed real estate during the year    $    --     $    102     $     --

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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


NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in securities at December 31, 1999, are as follows:


                                                                    GROSS           GROSS
                                                   AMORTIZED     UNREALIZED       UNREALIZED        FAIR
                                                      COST          GAINS           LOSSES         VALUE
                                                   ---------     ----------       ----------       ------
                                                                       (in thousands)
  Securities available-for-sale:
       U. S. Government agencies                     $  997          $ --          $   23          $  974
       State and municipal                            1,260            --              --           1,260
       Mortgage-backed securities                     3,837            --              52           3,785
       Other                                          1,370            --              94           1,276
                                                     ------          ----          ------          ------

                                                     $7,464          $ --          $  169          $7,295
                                                     ======          ====          ======          ======
  Securities to be held-to-maturity:                 $  554          $ 14          $   --          $  568
       Mortgage-backed securities
         State and municipal                          1,285             5              --           1,290
                                                     ------          ----          ------          ------

                                                     $1,839          $ 19          $   --          $1,858
                                                     ======          ====          ======          ======

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE B - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investments in securities at December 31, 1998, are as follows:


                                                               GROSS         GROSS
                                               AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                                  COST          GAINS         LOSSES          VALUE
                                               ---------     ----------     ----------       ------
                                                                (in thousands)
    Securities available-for-sale:
        U. S. Treasury                          $  502          $ 5          $   --          $  507
        U. S. Government agencies                  500            5              --             505
        Mortgage-backed securities               3,504           14              17           3,501
        Other                                    2,248           22              --           2,270
                                                ------          ---          ------          ------

                                                $6,754          $46          $   17          $6,783
                                                ======          ===          ======          ======
    Securities to be held-to-maturity:          $  765          $ 9          $   --          $  774
        Mortgage-backed securities
        Other                                    1,284           81              --           1,365
                                                ------          ---          ------          ------

                                                $2,049          $90          $   --          $2,139
                                                ======          ===          ======          ======

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. The estimated fair value of securities is determined on the basis of market quotations. Securities with amortized cost of approximately $818,000 and $907,000 and market values of approximately $804,000 and $918,000 were pledged to secure repurchase agreements and deposit accounts at December 31, 1999 and December 31, 1998, respectively.

There were no security sales during 1999 or 1998.

At December 31, 1995, securities with an amortized cost of approximately $1,646,000 were transferred to held-to-maturity from available-for-sale due to a one-time opportunity to reassess security classifications in accordance with guidelines issued by the FASB. These securities had a net unrealized loss of $10,000 at December 31, 1999.

The cost and estimated fair value of debt securities at December 31, 1999, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                            SECURITIES                     SECURITIES TO BE
                                        AVAILABLE-FOR-SALE                 HELD-TO-MATURITY
                                      ------------------------         -----------------------
                                      AMORTIZED          FAIR          AMORTIZED         FAIR
                                         COST            VALUE           COST            VALUE
                                      ---------         ------         ---------        ------
                                                            (in thousands)
    Due in one year or less             $   22          $   22          $   --          $   --
    Due from one to five years           1,742           1,707             359             361
    Due from five to ten years           2,666           2,608             517             522
    Due after ten years                  3,034           2,958             963             975
                                        ------          ------          ------          ------

                                        $7,464          $7,295          $1,839          $1,858
                                        ======          ======          ======          ======

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE C - LOANS

The loan portfolio is classified as follows:


                                                         DECEMBER 31,
                                                 ---------------------------
                                                   1999                1998
                                                 --------           --------
                                                        (in thousands)
    Commercial and agricultural                  $ 49,039           $ 44,640
    Real estate                                     4,651              3,757
    Installment and other loans                     9,549              8,139
                                                 --------           --------
    Total loans                                    63,239             56,536
        Less, unearned income                         (76)               (66)
        Less, allowance for loan losses              (778)              (776)
                                                 --------           --------

                                                 $ 62,385           $ 55,694
                                                 ========           ========

The following is a summary of the transactions in the allowance for loan losses:


                                                             YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                      1999            1998            1997
                                                     -----           -----           -----
                                                                  (in thousands)
    Balance, beginning of year                       $ 776           $ 576           $ 500
    Provision charged to operating expenses            101             210             300
    Loans charged-off                                 (102)            (24)           (263)
    Recoveries                                           3              14              39
                                                     -----           -----           -----

                                                     $ 778           $ 776           $ 576
                                                     =====           =====           =====

Loans on which interest was not being accrued totaled $163,000 at December 31, 1998. Had interest been accrued on these non-accrual loans at originally contracted rates, interest income (before income taxes) would have been increased by approximately $9,000 for 1998. During 1999 there were no loans on which interest was not being accrued.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 1999 and December 31, 1998, the Bank has classified loans in the amounts of $270,000 and $189,000 as impaired loans, respectively. The allowance for loan losses includes amounts applicable to impaired loans. These allowances are not significant to the Bank's financial statements.

NOTE D - FACILITIES

Facilities are summarized as follows:


                                                                    ACCUMULATED                        ESTIMATED
                                                                   DEPRECIATION &      NET BOOK         USEFUL
                                                    COST            AMORTIZATION         VALUE           LIVES
                                                  --------         --------------      --------      ------------
    DECEMBER 31, 1999                                              (in thousands)
    Land                                          $  1,060             $   --           $ 1,060           N/A
    Building                                         1,828                144             1,684      39 1/2 years
    Leasehold improvements                             602                284               318      3 - 15 years
    Furniture, fixtures and equipment                1,721              1,279               442      2 - 15 years
                                                  --------             ------           -------

                                                  $  5,211             $1,707           $ 3,504
                                                  ========             ======           =======

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE D - FACILITIES (CONTINUED)


                                                                    ACCUMULATED                        ESTIMATED
                                                                   DEPRECIATION &      NET BOOK         USEFUL
                                                    COST            AMORTIZATION         VALUE           LIVES
                                                  --------         --------------      --------      ------------
   DECEMBER 31, 1999                                              (in thousands)
   Land                                           $  1,060             $   --           $ 1,060           N/A
   Building                                          1,714                 87             1,627      39 1/2 years
   Leasehold improvements                              603                252               351      3 - 15 years
   Furniture, fixtures and equipment                 1,526              1,159               367      2 - 15 years
                                                  --------             ------           -------
                                                  $  4,903             $1,498           $ 3,405
                                                  ========             ======           =======

Other expenses for the years ended December 31, 1999, 1998 and 1997, included depreciation and amortization of facilities of $274,000, $277,000, and $238,000, respectively.

NOTE E - TIME DEPOSITS

Time deposits at December 31, 1999 totaled $29,869,000. Maturities (in thousands) of such deposits are as follows:


            Year Ending December 31
                      2000                           $ 23,986
                      2001                              2,643
                      2002                              1,397
                      2003                              1,458
                      2004                                383

NOTE F - LINE-OF-CREDIT

The Company entered into an open end loan agreement with Independent Banker's Bank of Florida which provides for maximum borrowings of $1,000,000 at the prime interest rate. The security for the loan agreement consists of the Bank's common stock and a security interest in other Company assets.

At December 31, 1999, the outstanding balance was $970,000. Interest expense for the year ended December 31, 1999 was $68,000.

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                       -----------------------
                                                                                         1999            1998
                                                                                       -------         -------
                                                                                            (in thousands)
   Note payable to Independent Banker's Bank of Florida, principal and interest of $13,000, payable monthly at 8.5% for the first year and adjustable each year based on the U. S. Treasury Note three-year
     index; due on January 14, 2012. Secured by real estate.                           $ 1,168         $ 1,222
   Note payable to the Federal Home Loan Bank of Atlanta, interest payable quarterly at 5.51%, principal due March 26, 2008. The loan is callable as of March 26, 2003 and may be prepaid. Collateralized by mortgage
     loans and Federal Home Loan Bank stock.                                             2,000           2,000
                                                                                       -------         -------
                                                                                         3,168           3,222
       Less: current portion                                                               (58)            (53)
                                                                                       -------         -------
       Long-term debt
                                                                                       $ 3,110         $ 3,169
                                                                                       =======         =======

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE G - LONG-TERM DEBT (CONTINUED)

Estimated maturities (in thousands) on long-term debt are as follows:


                   2001                          $     85
                   2002                                79
                   2003                                72
                   2004                                67
                   Thereafter                       2,807
                                                 --------
                                                 $  3,110
                                                 ========

Interest expense was $210,721 and $189,608 for the years ended December 31, 1999 and December 31, 1998.

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

At December 31, 1998, options for 59,910 shares had been granted with an exercise price of $16 per share. All such options expire December 14, 2008. At December 31, 1999, options on 5,090 shares remain available for grant.

The Company accounts for these options based upon APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its stock options. Had the compensation cost been determined based upon FAS Opinion No. 123, the Company's net income would have been reduced approximately $38,000 for 1999 and $152,000 for 1998.

NOTE I - EMPLOYEE BENEFIT PLANS

The Bank has an Employee Stock Ownership Plan containing Internal Revenue Code
Section 401(k) provisions. The Plan became effective January 1, 1998 and is for the benefit of employees who have completed six months of service and attained age 18. The Plan provides for three types of Company contributions:

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

The Bank contributed to the Plan, $11,551 in 1999 and $7,980 in 1998.

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

As of December 31, 1999, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.


                                                                                          TO BE WELL CAPITALIZED
                                                                                               UNDER PROMPT
                                                                     FOR CAPITAL            CORRECTIVE ACTION
                                             ACTUAL              ADEQUACY PURPOSES               PROVISIONS
                                     AMOUNT         RATIO       >AMOUNT       >RATIO        >AMOUNT      >RATIO
                                                                -             -             -            -
                                     ------         -----       -------       ------        -------      ------
                                                               (dollars in thousands)
As of December 31, 1999:
 Total risk-based capital
    (To risk-weighted assets)        $6,608         9.77%        $5,426        8.00%         $6,783      10.00%
  Tier I capital
    (To risk-weighted assets)        $5,830         8.62%        $2,713        4.00%         $4,070       6.00%
  Tier I capital
    (To adjusted total assets)       $5,830         6.82%        $3,418        4.00%         $4,272       5.00%

As of December 31, 1998:
 Total risk-based capital
    (To risk-weighted assets)        $5,615         9.14%        $4,915        8.00%         $6,144      10.00%
  Tier I capital
    (To risk-weighted assets)        $4,847         7.89%        $2,458        4.00%         $3,686       6.00%
  Tier I capital
    (To adjusted total assets)       $4,847         6.60%        $2,939        4.00%         $3,674       5.00%

NOTE K - OPERATING LEASES

The Bank leases two branch locations. One branch is leased from a director of the Bank. This lease expires March 31, 2000, and provided for annual rentals of $42,000. The Bank has the option to renew the lease for three additional three-year terms at rentals to be negotiated at the time of the renewal. The second branch is located in Wal-Mart. This lease provides for a monthly rental of $2,083 for five years. The Bank has the option to renew the lease for two additional five year terms with annual rentals of $31,250 and $39,062 respectively. Rental expense under said leases was $66,998, $66,996, and $64,163 for each of the years ended December 31, 1999, 1998 and 1997, respectively.

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE K - OPERATING LEASES (CONTINUED)

These leases are accounted for as operating leases.

The future minimum rental commitment for said leases are as follows:


2000                                                        $  36,000
2001                                                        $  25,000
2002                                                        $  15,000


NOTE L - DEFERRED COMPENSATION AGREEMENTS

The Bank entered into deferred compensation agreements with certain executive officers. The agreements provide for a flat annual retirement benefit at the time the employee participates in the agreement. The benefit may be increased by a cost of living adjustment annually and is to be paid for 15 years. Provisions under these agreements for 1999, 1998, and 1997 were $28,819, $4,741, and $7,326, respectively.

NOTE M - NON-INTEREST OPERATING EXPENSES

Other expenses for 1999, 1998 and 1997, were as follows:



                                                                 YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999        1998       1997
                                                              ------      ------     -----
                                                                     (in thousands)

   Advertising and public relations                           $   99      $  104     $  97
   Professional fees                                              77          73        94
   Postage                                                        75          64        53
   Taxes                                                         108          87       104
   Insurance                                                      93          74        63
   Telephone                                                      62          36        38
   Other miscellaneous expenses                                  339         304       254
                                                              ------      ------     -----
                                                              $  853      $  742     $ 703
                                                              ======      ======     =====


NOTE N - INCOME TAXES

The provision for income taxes is summarized as follows:


                                                        YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                  1999            1998           1997
                                                 -----           -----           ----
                                                             (in thousands)

    Current income taxes:
        Federal                                  $ 331           $ 381           $ 86
        State                                       37              65             12
                                                 -----           -----           ----
             Total current income taxes            368             446             98
    Deferred income taxes (credit)                 (44)           (128)             2
                                                 -----           -----           ----

             Income tax provision                $ 324           $ 318           $100
                                                 =====           =====           ====


                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE N - INCOME TAXES (CONTINUED)

A reconciliation of the income tax computed at the Federal statutory rate of 34% and the income tax provision shown on the statement of income follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                               1999           1998            1997
                                                              -----           -----           -----
                                                                         (in thousands)
    Tax computed at statutory rate                            $ 327           $ 299           $ 144
    Increase (decrease) resulting from:                         (32)            (15)            (30)
        Tax exempt income
        State income tax, net of Federal tax benefit             32              30              11
        Other                                                    (3)              4             (25)
                                                              -----           -----           -----

             Income tax provision                             $ 324           $ 318           $ 100
                                                              =====           =====           =====

The components of the deferred income tax asset included in other assets are as follows:


                                                  DECEMBER 31,
                                             ---------------------
                                              1999            1998
                                             -----           -----
                                                 (in thousands)
    Deferred tax liability:
        Federal                              $ (72)          $ (66)
        State                                  (13)            (11)
                                             -----           -----
                                               (85)            (77)
                                             -----           -----
    Deferred tax asset:
        Federal                                288             266
        State                                   50              46
                                             -----           -----
                                               338             312
                                             -----           -----

             Net deferred tax asset          $ 253           $ 235
                                             =====           =====

The tax effects of each type of significant item that gave rise to deferred taxes are:


                                                         DECEMBER 31,
                                                    ---------------------
                                                     1999           1998
                                                    -----           -----
                                                        (n thousands)
    Accumulated other comprehensive income          $ (31)          $  (6)
    Accretion income                                  (23)            (23)
    Depreciation                                       (5)            (11)
    Cash to accrual adjustment                        (21)            (32)
    Deferred loan fees                                 28              24
    Allowance for loan losses                         234             222
    Deferred compensation                              19               9
    Other item                                         52              52
                                                    -----           -----

             Net deferred tax asset                 $ 253           $ 235
                                                    =====           =====

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE O - COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities follows:


                                                      DECEMBER 31,
                                                ----------------------
                                                 1999            1998
                                                ------          ------
                                                    (in thousands)

    Commitments to extend credit                $9,901          $5,188
    Standby letters of credit                   $  551          $  292

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

The Bank has a $5,000,000 unused line-of-credit with Federal Home Loan Bank and a $1,000,000 unused line-of-credit with Independent Banker's Bank of Florida for the purchase of Federal funds.

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

At December 31, 1999, the Bank had $1,425,000 in excess of FDIC deposit insurance in non-interest bearing accounts with other financial institutions.

NOTE Q - RELATED PARTIES

Certain officers, directors, employees of the Bank, and certain corporations and individuals related to such persons have deposits and indebtedness, in the form of loans, as customers. The total of such deposits at December 31, 1999, was $3,448,000. Total loans to such persons and their affiliates amounted to $3,464,000 and $3,629,000 at December 31, 1999 and 1998, respectively. During 1999, originations of related party loans totaled $4,330,000 and payments on related party loans totaled $4,495,000.

NOTE R - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   CASH AND SHORT-TERM INVESTMENTS:
       For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      VALRICO BANCORP, INC. AND SUBSIDIARY
                                DECEMBER 31, 1999

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

   LONG-TERM DEBT:
       The fair value of long-term debt is estimated by discounting the future cash flows using the current rates for similar debt.

The estimated fair values of the Bank's financial instruments at December 31, 1999, are as follows:


                                                         CARRYING              FAIR
                                                          AMOUNT               VALUE
                                                        ----------          ----------
                                                                (in thousands)
    FINANCIAL ASSETS                                    $    7,296          $    7,296
        Cash and short-term investments
        Investment securities                                9,134               9,153
        Loans                                               62,385              62,650
                                                        ----------          ----------

             Total assets valued                        $   78,815          $   79,099
                                                        ==========          ==========
    FINANCIAL LIABILITIES                               $   73,733          $   73,675
        Deposits
        Short-term borrowings                                1,642               1,642
        Long-term debt                                       3,168               3,006
                                                        ----------          ----------

                                                        $   78,543          $   78,323
                                                        ==========          ==========

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE S - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Valrico Bancorp, Inc. (parent only):


                                                                        1999            1998
                                                                       ------          ------
                                                                           (in thousands)
   CONDENSED BALANCE SHEETS AS OF DECEMBER 31:

   ASSETS
        Cash                                                           $   38          $  110
        Investment in subsidiary bank, net                              5,687           4,859
        Facilities, net                                                 1,620           1,649
        Other assets                                                       43              30
                                                                       ------          ------

                   Total assets                                        $7,388          $6,648
                                                                       ======          ======
    LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:
         Accrued liabilities                                           $   --          $    2
         Line-of-credit                                                   970             500
         Note payable                                                   1,167           1,222
                                                                       ------          ------
                   Total liabilities                                    2,137           1,724
        Stockholders' equity                                            5,251           4,924
                                                                       ------          ------

                   Total liabilities and stockholders' equity          $7,388          $6,648
                                                                       ======          ======


                                                                       1999                  1998
                                                                    ----------           ----------
                                                                           (in thousands)
    CONDENSED STATEMENTS OF OPERATIONS AND STOCKHOLDERS' EQUITY
    YEAR ENDED DECEMBER 31:

        Equity in net income of subsidiary bank:
          Undistributed                                             $      682           $      579
        Rent income                                                        204                  204
        Other income                                                        26                   11
        Interest expense                                                  (168)                (139)
        Other expenses                                                    (105)                 (94)
                                                                    ----------           ----------
                   Net income                                              639                  561

    STOCKHOLDERS' EQUITY
        Beginning of year                                                4,924                4,237
        Dividends paid                                                     (37)                 (36)
        Stock issuance                                                      78                  228
        Stock redemption                                                  (200)                 (84)
        Net change in unrealized holding losses
         on securities in subsidiary bank                                 (153)                  18
                                                                    ----------           ----------

        End of year                                                 $    5,251           $    4,924
                                                                    ==========           ==========

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE S - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)


                                                                                       1999            1998
                                                                                      -----           -----
                                                                                         (in thousands)
    CONDENSED STATEMENTS OF CASH FLOWS
    YEAR ENDED DECEMBER 31:

    CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                    $ 639           $ 561
        Adjustment to reconcile net income to net
        cash provided by operating activities:
             Equity in undistributed earnings of subsidiary                            (682)           (579)
             Depreciation                                                                29              29
             Amortization                                                                10              10
        Increase in other assets                                                        (15)            (11)
        Increase (decrease) in accounts payable and accrued liabilities                 (10)              1
                                                                                      -----           -----

                  Net cash provided (used) by operating activities                      (29)             11
                                                                                      -----           -----
    CASH FLOWS FROM INVESTING ACTIVITIES
        Additional investment in subsidiary                                            (299)           (100)
                                                                                      -----           -----

                  Net cash used in investing activities                                (299)           (100)
                                                                                      -----           -----
    CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance of common stock                                                         78             228
        Redemption of common stock                                                     (200)            (84)
        Cash dividend on common stock                                                   (37)            (36)
        Principal payments on long-term debt                                            (55)            (50)
        Net increase in short-term borrowings                                           470             100
                                                                                      -----           -----

                  Net cash provided by financing activities                             256             158
                                                                                      -----           -----

    NET INCREASE (DECREASE) IN CASH                                                     (72)             69

    CASH AT BEGINNING OF YEAR                                                           110              41
                                                                                      -----           -----

    CASH AT END OF YEAR                                                               $  38           $ 110
                                                                                      =====           =====

                                   SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS

Year ended December 31, 1998

                                       BALANCE                                                                       BALANCE
                                      BEGINNING                                      REDUCTIONS                      END OF
        NAME OF                       OF PERIOD                              AMOUNTS             AMOUNTS             PERIOD
       BORROWER                        1-01-99           ADDITIONS          COLLECTED          CHARGED OFF          12-31-99
----------------------              ------------       ------------       -------------        -------------     -------------
LeVaughn Amerson                    $     77,882       $     90,882       $     168,764        $           0     $           0
C. Dennis Carlton                         83,786                  0              83,786                    0                 0
Carlton & Carlton                            482                  0                 482                    0                 0
C. Dennis Carlton (1)                          0            125,000              25,000                    0           100,000
C. Dennis Carlton (2)                     30,831                  0               2,510                    0            28,321
C. Dennis Carlton (3)                          0            240,000                   0                    0           240,000
Carlton, Sr. (4)                          96,089              3,695              47,390                    0            52,394
Carlton & Carlton (5)                     17,496                  0               4,855                    0            12,641
C. Dennis Carlton (6)                          0             13,104               1,576                    0            11,528
C. Dennis Carlton (7)                     20,275                  0                 696                    0            19,579
C. Dennis Carlton (8)                    254,263                  0              76,178                    0           178,085
C. Dennis Carlton (9)                     80,000                  0              34,000                    0            46,000
C. Dennis Carlton (10)                    48,648                  0              24,324                    0            24,324
Douglas Holmberg (11)                    316,126          1,300,000           1,216,126                    0           400,000
Douglas Holmberg (12)                     76,131                  0               1,488                    0            74,643
Douglas Holmberg (13)                    250,000            700,000             700,000                    0           250,000
C. Dennis Carlton (14)                         0             20,129               1,389                    0            18,740
C. Dennis Carlton (15)                         0             13,104               1,576                    0         3,452,834

5 Directors & Officers                 2,277,810          1,824,142           2,105,372                    0         1,996,581

                                    $  3,629,817       $  4,330,056       $   4,495,511       $            0      $   3,464,362
                                    ============       ============       =============       ==============      =============

NOTES


(1) C. DENNIS CARLTON                                            (2) C. DENNIS CARLTON
---------------------                                            ---------------------
         Original date:   February 18, 1999                              Original date:    June 28, 1995
         Maturity:        February 19, 2001                              Maturity:         June 18, 1999
         Rate:            Prime + 1                                      Rate:             9.5%
         Terms:           Interest Monthly                               Terms:            Principal & Interest
                                                                                           Monthly.

         Collateral:      Unsecured                                      Collateral:       First Mortgage

(3) CARLTON & CARLTON                                            (4) C. DENNIS CARLTON
---------------------                                            ---------------------
         Original date:   September 13, 1999                             Original date:    October 4, 1991
         Maturity:        April 3, 2000                                  Maturity:         October 4, 2001
         Rate:            Prime + 1                                      Rate:             Prime plus 1
         Terms:           Interest Monthly                               Terms:            Principal & Interest
                                                                                           semi-annually

         Collateral:      Real Estate                                    Collateral:       First Mortgage

(5) CARLTON & CARLTON                                            (6) C. DENNIS CARLTON
---------------------                                            ---------------------
         Original date:   July 25, 1997                                  Original date:    June 28, 1999
         Maturity:        August 5, 2002                                 Maturity:         December 28, 2002
         Rate:            8.9%                                           Rate:             9.5%
         Terms:           Principal & Interest                           Terms:            Principle & Interest
                          monthly                                                          Monthly

         Collateral:      Automobile                                     Collateral:       Automobile

(7) C. DENNIS CARLTON                                            (8) C. DENNIS CARLTON
---------------------                                            ---------------------
         Original date:   June 24, 1998                                  Original date:    September 10, 1998
         Maturity:        June 24, 2001                                  Maturity:         September 10, 2001
         Rate:            8.25%                                          Rate:             Prime plus 1
         Terms:           Principal & Interest                           Terms:            Principal & Interest
                          monthly                                                          monthly

         Collateral:      Automobile                                     Collateral:       Accounts Receivable / Inventory


(9) C. DENNIS CARLTON                                            (10) C. DENNIS CARLTON
---------------------                                            ----------------------
         Original date:   February 20, 1998                              Original date:    February 19, 1997
         Maturity:        February 18, 2000                              Maturity:         February 19, 2000
         Rate:            Prime plus 1                                   Rate:             Prime plus 1
         Terms:           Principal annually                             Terms:            Principal annually
                          Interest quarterly                                               Interest quarterly

         Collateral:      Real Estate                                    Collateral:       Accounts Receivable / Inventory

(11) HOLMBERG FARMS                                              (12) HOLMBERG FARMS
-------------------                                              -------------------
         Original date:   December 30, 1997                              Original date:    September 10, 1998
         Maturity:        December 29, 1998                              Maturity:         September 10, 1999
         Rate:            Prime plus 1                                   Rate:             Prime plus 1
         Terms:           Interest monthly                               Terms:            Principal annually
                                                                                           Interest monthly

         Collateral:      Agriculture equipment                          Collateral:       Unsecured

(13) HOLMBERG FARMS                                              (14) C. DENNIS CARLTON
-------------------                                              ----------------------
         Original date:   May 20, 1998                                   Original date:    September 27, 1999
         Maturity:        May 19, 2003                                   Maturity:         October 5, 2002
         Rate:            8.9%                                           Rate:             9.75%
         Terms:           Principle & Interest monthly                   Terms:            Principle & Interest
                                                                                           Monthly

         Collateral:      Automobile                                     Collateral:       Automobile

(15) C. DENNIS CARLTON
         Original date:   October 1, 1999
         Maturity:        October 1, 2000
         Rate:            Prime +0.75%
         Terms:           Interest Monthly

         Collateral:      Unsecured


                (Remainder of this page intentionally left blank)

                                   SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS

Year ended December 31, 1998


                              BALANCE                               REDUCTIONS                BALANCE
                             BEGINNING                      ---------------------------       END OF
NAME OF                      OF PERIOD                        AMOUNTS         AMOUNTS         PERIOD
BORROWER                      1-01-98        ADDITIONS       COLLECTED      CHARGED OFF      12-31-98
--------                    ----------      ----------      ----------      -----------     ----------
LeVaughn Amerson            $   60,882      $  122,000      $  105,000      $        0      $   77,882
C. Dennis Carlton               33,521               0           2,690               0          30,831
Carlton & Carlton                6,770               0           6,289               0             482
Carlton, Sr.                   103,481               0           7,392               0          96,089
Carlton & Carlton               18,930               0          18,930               0               0
Carlton & Carlton               21,802               0           4,305               0          17,496
C. Dennis Carlton                    0         108,750          24,964               0          83,786
C. Dennis Carlton                    0          23,850           3,576               0          20,275
C. Dennis Carlton                    0         278,000          23,737               0         254,263
C. Dennis Carlton                    0          80,000               0               0          80,000
C. Dennis Carlton                    0          72,972          24,324               0          48,648
Holmberg Farms                 200,000               0         200,000               0               0
Holmberg Farms                   1,698         654,906         340,478               0         316,126
Holmberg Farms                       0          84,161           8,030               0          76,131
Holmberg Farms                       0         250,000               0               0         250,000

5 Directors & Officers       1,943,899       2,224,162       1,890,674               0       2,277,386
                            ----------      ----------      ----------      ----------      ----------

Totals                      $2,390,983      $3,898,801      $2,660,389      $        0      $3,629,395
                            ==========      ==========      ==========      ==========      ==========

                                   SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS

Year ended December 31, 1997


                              BALANCE                               REDUCTIONS                BALANCE
                             BEGINNING                      ---------------------------       END OF
NAME OF                      OF PERIOD                        AMOUNTS         AMOUNTS         PERIOD
BORROWER                      1-01-97        ADDITIONS       COLLECTED      CHARGED OFF      12-31-97
--------                    ----------      ----------      ----------      -----------     ----------
LeVaughn Amerson            $        0      $  220,118      $  159,236      $        0      $   60,882
C. Dennis Carlton              154,000               0         154,000               0               0
C. Dennis Carlton               35,990               0           2,469               0          33,521
C. Dennis Carlton               50,000               0          50,000               0               0
Carlton & Carlton               11,332               0           4,562               0           6,770
Carlton, Sr.                   110,871               0           7,390               0         103,481
Carlton & Carlton                    0          24,565           5,635               0          18,930
Carlton & Carlton                    0          22,976           1,174               0          21,802
Holmberg Farms                       0         200,000               0               0         200,000
Holmberg Farms                       0           1,698               0               0           1,698

5 Directors & Officers       2,463,721       1,030,932       1,550,754               0       1,943,899
                            ----------      ----------      ----------      ----------      ----------

Totals                      $2,825,914      $1,500,289      $1,935,220      $        0      $2,390,983
                            ==========      ==========      ==========      ==========      ==========

SCHEDULE III

                      LOANS AND LEASE FINANCING RECEIVABLES
                                 (IN THOUSANDS)


                    YEAR ENDED DECEMBER 31,                                        1999               1998                  1997
                                                                                 --------          ---------             ---------
1.  Loans secured by real estate:

    a.   Construction and land development                                       $  6,761          $   6,470             $  4,352
    b.   Secured by farmland (including farm residential and other
         improvements)                                                              4,582              2,780                3,505
    c.   Secured by 1 - 4 family residential properties:
         (1)  Revolving, open-end loans secured by 1 - 4 family residential
              properties and extended under lines of credit                             0                  0                    0
         (2) All other loans secured by 1-4 family residential properties:
              (a) Secured by first liens                                            7,733              6,724                7,119
              (b) Secured by junior liens                                             369                550                  699
    d.   Secured by multifamily (5 or more) residential properties                    381                346                  851
    e.   Secured by non-farm nonresidential properties                             20,222             15,226               13,507

2.  Loans to depository institutions                                                    0                  0                    0

3.  Loans to finance agricultural production and other loans to farmers             8,198              9,406                7,300

4.  Commercial and industrial loans                                                 7,373              8,768                6,136

5.  Acceptance of other banks                                                           0                  0                    0

6.  Loans to individuals for household, family, and other personal expenditures (i.e., consumer loans) (includes purchase paper):
    a.   Credit cards and related plans (includes check credit and other
         revolving credit plans)                                                      543                402                  375
    b.   Other (includes single payment, installment, and all student loans)        6,710              5,535                4,485

7.  Obligations (other than securities and leases) of states and political subdivisions in the U. S. (includes non-rated industrial development obligations:
    a.   Taxable obligations                                                            0                  0                    0
    b.   Tax-exempt obligations                                                         0                  0                    0

8.  All other loans (exclude consumer loans)                                          368                327                  161

9.  Lease financing receivables (net of unearned income)                                0                  0                    0

10. LESS: Any unearned income on loans reflected in items 1 - 8 above                 (77)               (65)                 (41)
                                                                                 --------          ---------             --------

11. Total loans and leases, net of unearned income (sum of items 1 through 9
    minus item 10)                                                               $ 63,163          $  56,469             $ 48,449
                                                                                 ========          =========             ========


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

NOT APPLICABLE


                                   SCHEDULE VI

                       ALLOWANCE FOR POSSIBLE LOAN LOSSES


PLEASE REFERENCE NOTES TO FINANCIAL STATEMENTS

NOTE C - LOANS

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 1999.


EXHIBITS
--------
     (3)(i)       Articles of Incorporation of the Company  (a)

     (3)(ii)      Bylaws of the Company  (a)

    (10)(a)       Lease - Valrico State Bank - Jim Redman Parkway Office (c)

        (b)       Lease - Valrico State Bank - Brandon Office  (b) (c)

        (c)       Valrico State Bank Stock Option Plan  (b) (c)

        (d)       Valrico Bancorp Inc, Stock Option Plan (d)

        (e)       Lease - Valrico State Bank - Main Office

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

        (b) Incorporated by reference to the Company's December 31, 1995 Form 10-K.

        (c)  Incorporated by reference to the Company's December 31, 1997
             Form 10-K

        (d)  Incorporated by reference to the Company's December 31, 1998
             Form 10-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

By: /s/ Bob McLean                          By: /s/ Jerry L.  Ball
    ---------------------------                 ----------------------------
    Bob McLean, President & CEO                 Jerry L. Ball, Executive
                                                Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 24, 2000.


Signatures                                Titles
----------                                ------

/s/ J. E. "Bob" McLean, III               President and Chief Executive Officer
------------------------------------
    J. E. "Bob" McLean, III

/s/ Jerry L. Ball                         Executive Vice President and Director
------------------------------------
    Jerry L. Ball

/s/ C. Dennis Carlton                     Director
------------------------------------
    C. Dennis Carlton

/s/ H. Leroy English                      Director
------------------------------------
    H. Leroy English

/s/ Gregory L. Henderson                  Director
------------------------------------
    Gregory L. Henderson

/s/ Douglas A. Holmberg                   Director
------------------------------------
    Douglas A. Holmberg

/s/ Charles E. Jennings, Jr.              Director
------------------------------------
    Charles E. Jennings, Jr.

/s/ J. "Bill" Noriega, Jr.                Director
------------------------------------
    J. "Bill" Noriega, Jr.

/s/ LeVaughn Amerson                      Director
------------------------------------
    LeVaughn Amerson
