Form 10-Q
period 2000-03-31
VALRICO BANCORP INC
filed 2000-05-09
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 2000


                COMMISSION FILE NUMBER 33 ACT FILE NO. -33-90524
                                                       ---------


                              VALRICO BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


          (FLORIDA)
-------------------------------                            65-0553757
(State of other jurisdiction of             ------------------------------------
incorporation of organization)              (I.R.S. Employee Identification No.)


                 1815 EAST STATE ROAD 60, VALRICO, FLORIDA 33594
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)


                                 (813) 689-1231
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] (2) No [ ]


AS OF MARCH 31, 2000, THERE WERE 301,509 SHARES OF COMMON STOCK OUTSTANDING

                              VALRICO BANCORP, INC.

                                      INDEX
                                                                     PAGE NUMBER

PART I.     INDEPENDENT AUDITORS REPORT                                    3


PART II.    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated balance sheets - March 31, 2000 and
            December 31, 1999                                              4

            Consolidated statements of income - Three months ended
            March 31, 2000 and 1999                                        5

            Consolidated statement of shareholders' equity -
            Three months ended March 31, 2000 and 1999                     6

            Consolidated statements of cash flows - Three months ended
            March 31, 2000 and 1999                                        7

            Notes to consolidated financial statements                     8

Item 2.     Management's' Discussion and Analysis of Financial
            Condition and Results of Operations                            9

PART III.   OTHER INFORMATION                                             11


SIGNATURES                                                                12

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
Valrico Bancorp, Inc. and Subsidiary
Valrico, Florida

We have reviewed the accompanying balance sheet of Valrico Bancorp, Inc. and consolidated subsidiary as of March 31, 2000, and their statements of income, statements of shareholders' equity and statements of cash flows for the three month periods ended as of March 31, 1999, and March 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



                                                           Rex Meighen & Company
                                                    Certified Public Accountants



Tampa, Florida
April 8, 2000

                              VALRICO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                        March 31,         December 31,
                                                                          2000               1999
                                                                        ---------         ------------
                                                                             (In thousands)
                                     ASSETS

Cash and Non Interest Bearing Deposits                                  $  6,325           $  6,787
Federal Funds Sold                                                         7,651                509
Securities Available for Sale                                              7,125              7,295
Securities Held to Maturity                                                1,822              1,839
Loans                                                                     62,502             62,385
Facilities                                                                 3,493              3,504
Other Real Estate                                                              1                  1
Accrued Interest Receivable                                                  546                580
Other Assets                                                               1,433              1,466
                                                                        --------           --------
                  Total Assets                                          $ 90,898           $ 84,366
                                                                        ========           ========

                                  LIABILITIES

Deposits:
      Demand Deposits                                                   $ 15,904           $ 13,080
      NOW Accounts                                                        16,423             15,110
      Money Market Accounts                                                6,497              5,780
      Savings Accounts                                                    10,384              9,894
      Time, $100,000 and over                                              8,904              8,850
      Other Time Deposits                                                 21,521             21,019
                                                                        --------           --------
                  Total Deposits                                          79,633             73,733

Securities Sold Under the Agreement to Repurchase                            892                672
Accounts Payable and Accrued Liabilities                                     821                572
Long Term Loans Payable                                                    3,153              3,168
Loans Payable                                                                970                970
                                                                        --------           --------
                  Total Liabilities                                       85,469             79,115
                                                                        --------           --------
Commitments and Contingencies

                              StockHolders Equity
Common Stock, No Par Value, Authorized 1,000,000
      shares, issued and outstanding 301,509 on March 31, 2000
      Issued and outstanding 301,509 on Dec. 31, 1999                        302                302
Capital Surplus                                                            2,450              2,450
Retained Earnings                                                          2,862              2,643
Accumulated Other Comprehensive Income                                      (185)              (144)
                                                                        --------           --------
                  Total Stockholders Equity                                5,429              5,251
                                                                        --------           --------
                  Total Liabilities and Stockholders Equity             $ 90,898           $ 84,366
                                                                        ========           ========

See Independent Accountant's Report and Notes to Consolidated Financial
Statements

                              VALRICO BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                THREE MONTHS ENDED MARCH 31,
                                                   2000              1999
                                                 --------          --------
                                                   (In thousands except
                                                    for per share data)
Interest Income
     Interest and Fees on Loans                  $  1,511          $  1,281
     Interest on Investment Securities                133               121
     Income on Federal Funds Sold                      68                89
                                                 --------          --------
               Total Interest Income                1,712             1,491
                                                 --------          --------
Interest Expense
     Interest on Deposits                             571               539
     Other Interest                                    77                72
                                                 --------          --------
               Total Interest Expense                 648               611
                                                 --------          --------
               Net Interest Income                  1,064               879
Provision for Loan Losses                              70                24
                                                 --------          --------
     Net Interest Income after
        Provision for loan losses                     994               855
                                                 --------          --------
Other Income:
     Service Charge on Deposit Accounts               191               153
     Miscellaneous Income                              29                26
                                                 --------          --------
               Total Other Income                     220               179
                                                 --------          --------
Other Expenses:
     Salaries and Employee Benefits                   521               410
     Occupancy Expense                                 79                92
     Equipment Expense                                 80                88
     Stationary, Printing, and Supplies                31                41
     Miscellaneous Expenses                           150               194
                                                 --------          --------
               Total Other Expenses                   861               826
                                                 --------          --------
Income Before Income Taxes                            353               208
Income Taxes                                          134                75
                                                 --------          --------
Net Income                                       $    219          $    133
                                                 ========          ========
Per share Information:
     Average Shares Outstanding                   301,509           307,457
                                                 ========          ========

Net Income Per Share                             $   0.72          $   0.43
                                                 ========          ========

See Independent Accountant's Report and Notes to Consolidated Financial
Statements

                             VALRICO BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In Thousands)


                                                                                                      NET
                                                                                                   UNREALIZED       TOTAL
                                                                                                    HOLDING         STOCK
                                                     COMMON        CAPITAL           RETAINED      LOSSES ON       HOLDERS'
                                                     STOCK         SURPLUS           EARNINGS      SECURITIES       EQUITY
                                                     ------        -------           --------      ----------      --------
Balance, December 31, 1999                            $302         $2,450             $2,643          $(144)        $5,251

     Net Income                                                                          219                           219

     Stock Redemption

     Net Change in Net Unrealized
        holding losses on securities                                                                    (41)           (41)
                                                      ----         ------             ------          -----         ------
Balance, March 31, 2000                               $302         $2,450             $2,862          $(185)        $5,429
                                                      ====         ======             ======          =====         ======

Balance, December 31, 1998                            $308         $2,566             $2,041          $   9         $4,924

     Net Income                                                                          133                           133

     Stock Redemption                                   (1)           (15)                                             (16)

     Net Change in Net Unrealized
        holding losses on securities                                                                    (27)           (27)
                                                      ----         ------             ------          -----         ------
Balance, March 31, 1999                               $307         $2,551             $2,174          $ (18)        $5,014
                                                      ====         ======             ======          =====         ======

See Independent Accountant's Report and Notes to Consolidated Financial
Statements

                              VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                 2000             1999
                                                                               -------           -------
                                                                                    (In thousands)
Cash Flows from Operating Activities
      Net Income                                                               $   219           $   133
      Adjustments to Reconcile net income to net
         Cash provided by (used in) operating activities:
          Provision for Loan Losses                                                 70                24
          Depreciation and amortization                                             67                76
          Net amortization (accretion) of investments
            Security premiums and discounts                                          2                 3
          (Increase) Decrease in assets:
             Accrued Interest Receivable                                            34                19
             Other Assets                                                          (83)              (93)
          Increase (Decrease) in liabilities
             Accounts payable and Accrued Liabilities                              192               171
                                                                               -------           -------
                 Net Cash provided by (used in ) operating
                    Activities                                                     501               334
                                                                               -------           -------
Cash flows from investing activities Securities available for sale:
          Purchase of investment securities                                         --                --
          Proceeds from maturities of investment securities                         95               202
      Securities to be Held to Maturity:
          Proceeds from maturities of investment securities                         27                70
      (Increase) Decrease in Deferred income tax                                    --                --
      (Increase) Decrease in Federal Funds Sold                                 (7,142)           (1,407)
      Net (Increase) Decrease in Loans                                              (6)              292
      Purchase of facilities                                                       (45)             (250)
      Proceeds from the sale of Other Real Estate                                   --                --
                                                                               -------           -------
                 Net Cash provided by (used in) Investing Activities            (7,071)           (1,093)
                                                                               -------           -------
Cash flows form financing activities:
      Increase (Decrease) in deposits                                            5,902             1,244
      Increase (Decrease) in Federal funds purchased                                --                --
      Net increase (Decrease) in securities sold under agreement
        to repurchase                                                              220               (26)
      Net increase (Decrease)in notes payable                                      (14)              186
      Sale (redemption) of Common Stock                                             --               (16)
                                                                               -------           -------
                 Net Cash Provided by (used by) financing activities             6,108             1,388
                                                                               -------           -------
Net increase (decrease) in cash                                                   (462)              630
Cash, beginning of period                                                        6,787             4,454
                                                                               -------           -------
Cash, ending of period                                                         $ 6,325           $ 5,084
                                                                               =======           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
          Interest                                                             $   627           $   611
          Income taxes                                                         $     0           $   417
          Loans Transferred to foreclosed real estate during the year          $    --           $   102

See Independent Accountant's Report and Notes to Consolidated Financial
Statements

                              VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2000

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 301,509 as of March 31, 2000, and 307,457 as of March 31, 1999.

                              VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its tenth year of operation. During the three months ended March 31, 2000, the Bank experienced a growth in deposits with an increase of $5,900,000 or 8.0%. Demand Deposit Accounts had the highest percentage of growth at 21.6%, or an increase of $2,824,000 in the three months ended March 31, 2000.

Loan growth increased $80,000 or 0.1% for the three months ended March 31, 2000. The allowance for credit losses at March 31, 2000 was at $818,000 compared to $778,000 at December 31, 1999. The Bank had $49,000 in charge-offs and had recoveries in the amount of $19,000 during the three months ended March 31, 2000, and has loan classified as troubled in the amount of $27,000 as of March 31, 2000. A total of $70,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $0 and $0 at March 31, 2000 and 1999, respectively. Loans 90 days or more past due amounted to $314,000 and $0 at March 31, 2000 and 1999, respectively. There were restructured loans in the amount of $51,000 and $53,000 at March 31, 2000 and 1999, respectively. The following table sets forth a summary of loan loss experience:

                    Analysis of the Allowance for Loan Losses


                                                                   March 31,     December 31,
                                                                     2000            1999
                                                                   --------      ------------
Balance at Beginning of Period                                       $ 778           $ 776
                                                                     -----           -----
Charge-offs:
     Commercial, Financial and Agricultural                             45              57
     Real Estate-Construction                                           --              --
     Real Estate-Mortgage                                               --              16
     Installment Loans to Individuals                                    4              29
     Lease Financing                                                    --              --
                                                                     -----           -----
Total Charge-offs                                                       49             102
                                                                     -----           -----
Recoveries:
     Commercial, Financial and Agricultural                             18               2
     Real Estate-Construction                                           --              --
     Real Estate-Mortgage                                               --              --
     Installment Loans to Individuals                                    1               1
     Lease Financing                                                    --              --
                                                                     -----           -----
Total Recoveries                                                        19               3
                                                                     -----           -----
Net Charge-offs                                                        (30)            (99)
Additions Charged to Operation                                          70             101
                                                                     -----           -----
Balance at end of Period                                             $ 818           $ 778
                                                                     =====           =====
Ratio of Net Charge-offs during the period to average loans
    outstanding during the period                                    -0.04%           -.17%
                                                                     =====           =====

                              VALRICO BANCORP, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the three months ending March 31, 2000 was $219,000 or $0.72 per share which compares to $133,000 or $0.43 per share for the same period in 1999. This represents an increase over the comparable quarter of $86,000, which is attributable mostly to an increase in loans and related fees.

Salaries and benefits represent 60.5% of non-interest expenses for the three months ended March 31, 2000, compared to 49.7% for the three months ended March 31, 1999. Salary expense for the three months ended March 31, 2000 increased 27.1% over the same period for 1999. This increase is primarily due to the addition of new support staff to cover the increasing work of all of our locations.

The Tier I capital ratio was 7.03% and Total Capital ratio was 7.41% at March 31, 2000. The tier I capital to total risk-weighted assets ratio was 8.91% at March 31, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
-------

 27.1       Financial Data Schedule

No reports on Form 8-K were filed for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 8th, 2000 on its behalf by the undersigned thereunto duly authorized.


                              VALRICO BANCORP, INC.


                              By: \s\ Bob Mclean
                              -----------------------------------------
                                  Bob Mclean
                                  President and Chief Executive Officer


                              By: \s\ Jerry L. Ball
                              -----------------------------------------
                                  Jerry L. Ball
                                  Executive Vice President