Form 10-Q
period 2000-06-30
VALRICO BANCORP INC
filed 2000-08-14
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 2000


                COMMISSION FILE NUMBER 33 ACT FILE NO.    -33-90524
                                       ----------------------------


                              VALRICO BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


             (FLORIDA)                                   65-0553757
-------------------------------             ------------------------------------
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


AS OF June 30, 2000, THERE WERE 302,733 SHARES OF COMMON STOCK OUTSTANDING

                              VALRICO BANCORP, INC.

                                      INDEX

                                                                     PAGE NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated balance sheets - June 30,
         2000 and December 31, 1999                                       3

         Consolidated statements of income -
         Three and six months ended June 30,
         2000 and 1999                                                    4

         Consolidated statement of shareholders'
         equity - Six months ended June 30, 2000
         and 1999                                                         5

         Consolidated statements of cash flows -
         Six months ended June 30, 2000 and 1999                          6

         Notes to consolidated financial statements                       7

Item 2.  Management's' Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                       8

PART II. OTHER INFORMATION                                               10

SIGNATURES                                                               11

                              VALRICO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                       June 30,          December 31,
                                                                         2000               1999
                                                                       --------          ------------
                                                                             (In thousands)
                                    Assets

Cash and Non Interest Bearing Deposits                                 $  4,883           $  6,787
Federal Funds Sold                                                       11,426                509
Securities Available for Sale                                             7,069              7,295
Securities Held to Maturity                                               1,782              1,839
Loans                                                                    63,282             62,385
Facilities                                                                3,474              3,504
Other Real Estate                                                            --                  1
Accrued Interest Receivable                                                 489                580
Other Assets                                                              1,459              1,466
                                                                       --------           --------
                  Total Assets                                         $ 93,864           $ 84,366
                                                                       ========           ========
                                  Liabilities
Deposits:
      Demand Deposits                                                  $ 16,017           $ 13,080
      NOW Accounts                                                       16,441             15,110
      Money Market Accounts                                               6,994              5,780
      Savings Accounts                                                   10,375              9,894
      Time, $100,000 and over                                             9,525              8,850
      Other Time Deposits                                                23,279             21,019
                                                                       --------           --------
                  Total Deposits                                         82,631             73,733

Securities Sold Under Agreement to Repurchase                               578                672
Accounts Payable and Accrued Liabilities                                    854                572
Long Term Loans Payable                                                   3,139              3,168
Loan Payable                                                                970                970
                                                                       --------           --------
                  Total Liabilities                                      88,172             79,115
                                                                       --------           --------
Commitments and Contingencies

                              Stockholders Equity
Common Stock, No Par Value, Authorized 1,000,000
      shares, issued and outstanding 302,733 on June 30, 2000
      Issued and outstanding 301,509 on Dec. 31, 1999                       303                302
Capital Surplus                                                           2,479              2,450
Retained Earnings                                                         3,098              2,643
Accumulated Other Comprehensive Income                                     (188)              (144)
                                                                       --------           --------
                  Total Stockholders Equity                               5,692              5,251
                                                                       --------           --------
                  Total Liabilities and Stockholders Equity            $ 93,864           $ 84,366
                                                                       ========           ========

See accompanying Independent Accountant's Report and notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                     2000                1999                2000                1999
                                                   --------            --------            --------            --------
                                                                (In thousands except for per share data)
Interest Income
     Interest and Fees on Loans                    $  1,524            $  1,283            $  3,035            $  2,564
     Interest on Investment Securities                  133                 116                 266                 237
     Income on Federal Funds Sold                       157                 140                 225                 228
                                                   --------            --------            --------            --------
                Total Interest Income                 1,814               1,539               3,526               3,029
                                                   --------            --------            --------            --------
Interest Expense
     Interest on Deposits                               616                 552               1,187               1,091
     Other Interest                                      84                  72                 161                 144
                                                   --------            --------            --------            --------
                Total Interest Expense                  700                 624               1,348               1,235
                                                   --------            --------            --------            --------
                Net Interest Income                   1,114                 915               2,178               1,794
Provision for Loan Losses                                50                  29                 120                  53
                                                   --------            --------            --------            --------
     Net Interet Income after
        Provision for loan losses                     1,064                 886               2,058               1,741
                                                   --------            --------            --------            --------
Other Income:
     Service Charge on Deposit Accounts                 202                 179                 393                 332
     Miscellaneous Income                                29                  27                  58                  52
                                                   --------            --------            --------            --------
                Total Other Income                      231                 206                 451                 385
                                                   --------            --------            --------            --------
Other Expenses:
     Salaries and Employee Benefits                     495                 443               1,016                 853
     Occupancy Expense                                   99                  87                 178                 179
     Equipment Expense                                   68                  76                 148                 165
     Stationary, Printing, and Supplies                  35                  33                  66                  74
     Miscellaneous Expenses                             201                 200                 351                 394
                                                   --------            --------            --------            --------
                Total Other Expenses                    898                 839               1,759               1,665
                                                   --------            --------            --------            --------
Income Before Income Taxes                              397                 253                 750                 461
Income Taxes                                            161                 101                 295                 175
                                                   --------            --------            --------            --------
Net Income                                         $    524            $    152            $    455            $    286
                                                   ========            ========            ========            ========
Per share Information:
     Average Shares Outstanding                     301,917             307,762             301,917             307,762
                                                   ========            ========            ========            ========

Net Income Per Share                               $   0.78            $   0.49            $   1.51            $   0.93
                                                   ========            ========            ========            ========

See accompanying Independent Accountant's Report and notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                       NET
                                                                                                   UNREALIZED       TOTAL
                                                                                                     HOLDING        STOCK
                                                    COMMON         CAPITAL           RETAINED       LOSSES ON      HOLDERS'
                                                     STOCK         SURPLUS           EARNINGS       SECURITIES      EQUITY
                                                    --------       -------           --------      -----------     --------
Balance, December 31, 1999                            $302         $2,450             $2,643          $(144)        $5,251

     Net Income                                                                          455                           455

     Stock Issue                                         1             29                                               30

     Net Change in Net Unrealized
        holding losses on securities                                                                    (44)           (44)
                                                      ----         ------             ------          -----         ------
Balance, June 30, 2000                                $303         $2,479             $3,098          $(188)        $5,692
                                                      ====         ======             ======          =====         ======

Balance, December 31, 1998                            $308         $2,566             $2,040              $9        $4,924

     Net Income                                                                          286                           286
     Stock Sale                                          1             18                                              (16)

     Net Change in Net Unrealized
        holding losses on securities                                                                    (80)           (80)
                                                      ----         ------             ------          -----         ------
Balance, June 30, 1999                                $309         $2,584             $2,326          $ (71)        $5,148
                                                      ====         ======             ======          =====         ======

See accompanying Independent Accountant's Report and notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                           2000                 1999
                                                                                        ----------           ----------
Cash Flows from Operating Activities
      Net Income                                                                         $    455             $   286
      Adjustments to Reconcile net income to net
         Cash provided by (used in) operating activities:
          Provision for Loan Losses                                                           120                  53
          Depreciation and amortization                                                       128                 151
          Net amortization (accretion) of investments
            Security premiums and discounts                                                     4                   5
          (Increase) Decrease in assets:
             Accrued Interest Receivable                                                       91                  31
             Other Assets                                                                      10                  (3)
          Increase (Decrease) in liabilities
             Accounts payable and Accrued Liabilities                                         282                (152)
                                                                                         --------             -------
                 Net Cash provided by (used in ) operating
                    Activities                                                              1,090                 371
                                                                                         --------             -------
Cash  flows from investing activities Securities available for sale:
          Purchase of investment securities                                                    --                  --
          Proceeds from maturates of investment securities                                    154                 786
      Securities to be Held to Maturity:
          Proceeds from maturities of investment securities                                    60                 131
      (Increase) Decrease in Deferred income tax                                               --                  --
      (Increase) Decrease in Federal Funds Sold                                           (10,917)             (9,515)
      Net (Increase) Decrease in Loans                                                     (1,017)              2,330
      Purchase of facilities                                                                  (79)               (291)
      Proceeds from the sale of Other Real Estate                                              --                  --
                                                                                         --------             -------
                 Net Cash provided by (used in) Investing Activities                      (11,799)             (6,559)
                                                                                         --------             -------
Cash flows form financing activities:
      Increase (Decrease) in deposits                                                       8,898               6,536
      Increase (Decrease) in Federal funds purchased                                           --                  --
      Net increase (Decrease) in securities sold under agreement
        to repurchase                                                                         (94)               (171)
      Net increase (Decrease)in notes payable                                                 (29)                273
      Sale (redemption) of Common Stock                                                        30                  19
                                                                                         --------             -------
                 Net Cash Provided by (used by) financing activities                        8,805               6,657
                                                                                         --------             -------
Net increase (decrease) in cash                                                            (1,904)                469
Cash, beginning of period                                                                   6,788               4,454
                                                                                         --------             -------
Cash, ending of period                                                                   $  4,883             $ 4,923
                                                                                         ========             =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
          Interest                                                                       $  1,255             $ 1,196
          Income taxes                                                                   $    191             $   527

See accompanying Independent Accountant's Report and notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2000

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 301,917 as of June 30, 2000, and 307,762 as of June 30, 1999.

                              VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its eleventh year of operation. During the six months ended June 30, 2000, the Bank experienced a growth in deposits with an increase of $8,898,000 or 11.45%. Demand Deposit Accounts had the highest percentage of growth at 22.45%, or an increase of $2,937,000 in the six months ended June 30, 2000.

Outstanding Loans increased $897,000 or 1.44% for the six months ended June 30, 2000. The allowance for credit losses at June 30, 2000 was at $882,000 compared to $778,000 at December 31, 1999. The Bank had $66,000 in charge-offs and had recoveries in the amount of $50,000 during the six months ended June 30, 2000, and has loan classified as troubled in the amount of $71,000 as of June 30, 2000. A total of $120,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $654,000 and $0 at June 30, 2000 and 1999, respectively. Loans 90 days or more past due amounted to $0 and $47,000 at June 30, 2000 and 1999, respectively. There were restructured loans in the amount of $50,000 and $52,000 at June 30, 2000 and 1999, respectively. The following table sets forth a summary of loan loss experience:

                    Analysis of the Allowance for Loan Losses


                                                                     June 30,          June 30,
                                                                       2000              1999
                                                                           (In thousands)
                                                                     --------          --------
Balance at Beginning of Period                                         $ 778             $ 776
                                                                       -----             -----
Charge-offs:
     Commercial, Financial and Agricultural                               51                44
     Real Estate-Construction                                             --                --
     Real Estate-Mortgage                                                 --                --
     Installment Loans to Individuals                                     15                23
     Lease Financing                                                      --                --
                                                                       -----             -----
Total Charge-offs                                                         66                67
                                                                       -----             -----
Recoveries:
     Commercial, Financial and Agricultural                               45                 2
     Real Estate-Construction                                             --                --
     Real Estate-Mortgage                                                 --                --
     Installment Loans to Individuals                                      5                 0
     Lease Financing                                                      --                --
                                                                       -----             -----
Total Recoveries                                                          50                 2
                                                                       -----             -----
Net Charge-offs                                                          (16)              (65)
Additions Charged to Operation                                           120                53
                                                                       -----             -----
Balance at end of Period                                               $ 882             $ 764
                                                                       =====             =====
Ratio of Net Charge-offs during the period to average loans
    Outstanding during the period                                      -0.02%            -0.12%
                                                                       =====             =====

                              VALRICO BANCORP, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the six months ending June 30, 2000 was $455,000 or $1.51 per share which compares to $286,000 or $0.93 per share for the same period in 1999. This represents an increase over the comparable quarter of $169,000.

Salaries and benefits represent 57.8% of non-interest expenses for the six months ended June 30, 2000, compared to 51.3% for the six months ended June 30, 1999. Salary expense for the six months ended June 30, 2000 increased 19.2% over the same period for 1999. This increase is primarily due to the opening of a new office location on January 22, 2000 and the addition of new support staff to cover the work of the new location.

The Tier I capital ratio was 7.03% and Total Capital ratio was 7.38% at June 30, 2000. The tier I capital to total risk-weighted assets ratio was 8.91% at June 30, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 2000.

Exhibit 27   - Financial Data Schedule (for SEC use only).

Exhibit 99.1 - Independent Accountants' Report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 14, 2000 on its behalf by the undersigned thereunto duly authorized.


                                      VALRICO BANCORP, INC.


                                      By: \s\ Bob Mclean
                                          -------------------------------------
                                          Bob Mclean
                                          President and Chief Executive Officer


                                      By: \s\ Jerry L. Ball
                                          -------------------------------------
                                          Jerry L. Ball
                                          Executive Vice President