Form 10-Q
period 2000-09-30
VALRICO BANCORP INC
filed 2000-11-13
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] (2) No [ ]



As of september 30, 2000, there were 302,733 shares of common stock outstanding

                              VALRICO BANCORP, INC.


                                      INDEX

                                                                   Page Number
                                                                   -----------
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                  Consolidated balance sheets -
                  September 30, 2000 and December 31, 1999             3

                  Consolidated statements of income -
                  Three and nine months ended September 30,
                  2000 and 1999                                        4

                  Consolidated statement of shareholders'
                  equity - Nine months ended September 30,
                  2000 and 1999                                        5

                  Consolidated statements of cash flows
                  - Nine months ended September 30,
                  2000 and 1999                                        6

                  Notes to consolidated financial statements           7

Item 2.           Management's' Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                           8

PART II. OTHER INFORMATION                                            10


SIGNATURES                                                            11

                              VALRICO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                     September 30,       December 31,
                                                                                         2000                 1999
                                                                                     -------------       ------------
                                                                                               (In thousands)
                                     Assets

Cash and Non Interest Bearing Deposits                                                  $  4,503           $  6,787
Federal Funds Sold                                                                         8,463                509
Securities Available for Sale                                                              7,076              7,295
Securities Held to Maturity                                                                1,751              1,839
Loans                                                                                     66,191             62,385
Facilities                                                                                 3,437              3,504
Other Real Estate                                                                             --                  1
Accrued Interest Receivable                                                                  579                580
Other Assets                                                                               1,495              1,466
                                                                                        --------           --------
                  Total Assets                                                          $ 93,495           $ 84,366
                                                                                        ========           ========
                                  Liabilities

Deposits:
      Demand Deposits                                                                   $ 13,988           $ 13,080
      NOW Accounts                                                                        16,552             15,110
      Money Market Accounts                                                                7,610              5,780
      Savings Accounts                                                                     9,733              9,894
      Time, $100,000 and over                                                             11,089              8,850
      Other Time Deposits                                                                 22,957             21,019
                                                                                        --------           --------
                  Total Deposits                                                          81,929             73,733

Securities Sold Under Agreement to Repurchase                                                365                672
Accounts Payable and Accrued Liabilities                                                   1,126                572
Long Term Loans Payable                                                                    3,124              3,168
Loan Payable                                                                                 970                970
                                                                                        --------           --------
                  Total Liabilities                                                       87,514             79,115
                                                                                        --------           --------
Commitments and Contingencies

                              StockHolders Equity
Common Stock, No Par Value, Authorized 1,000,000 shares, issued and outstanding
      302,733 on September 30, 2000
      Issued and outstanding 301,509 on Dec. 31, 1999                                        303                302
Capital Surplus                                                                            2,479              2,450
Retained Earnings                                                                          3,330              2,643
Accumulated Other Comprehensive Income                                                      (131)              (144)
                                                                                        --------           --------
                  Total Stockholders Equity                                                5,981              5,251
                                                                                        --------           --------
                  Total Liabilities and Stockholders Equity                             $ 93,495           $ 84,366
                                                                                        ========           ========


See accompanying notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                 --------------------------          --------------------------
                                                   2000              1999              2000              1999
                                                 --------          --------          --------          --------
                                                           (In thousands except for per share data)
Interest Income
     Interest and Fees on Loans                  $  1,565          $  1,296          $  4,600          $  3,860
     Interest on Investment Securities                131               123               397               360
     Income on Federal Funds Sold                     155               163               380               391
                                                 --------          --------          --------          --------
                Total Interest Income               1,851             1,582             5,377             4,611
                                                 --------          --------          --------          --------
Interest Expense
     Interest on Deposits                             670               580             1,857             1,671
     Other Interest                                    77                62               238               206
                                                 --------          --------          --------          --------
                Total Interest Expense                747               642             2,095             1,877
                                                 --------          --------          --------          --------
                Net Interest Income                 1,104               940             3,282             2,734
Provision for Loan Losses                              60                24               180                77
                                                 --------          --------          --------          --------
     Net Interet Income after
        Provision for loan losses                   1,044               916             3,102             2,657
                                                 --------          --------          --------          --------
Other Income:
     Service Charge on Deposit Accounts               209               197               602               529
     Miscellaneous Income                              25                24                83                77
                                                 --------          --------          --------          --------
                Total Other Income                    234               221               685               606
                                                 --------          --------          --------          --------
Other Expenses:
     Salaries and Employee Benefits                   530               453             1,546             1,306
     Occupancy Expense                                 91                90               269               269
     Equipment Expense                                 72                75               220               239
     Stationary, Printing, and Supplies                31                34                97               108
     Miscellaneous Expenses                           184               201               535               595
                                                 --------          --------          --------          --------
                Total Other Expenses                  908               853             2,667             2,517
                                                 --------          --------          --------          --------
Income Before Income Taxes                            370               284             1,120               746
Income Taxes                                          138               107               433               283
                                                 --------          --------          --------          --------
Net Income                                       $    232          $    177          $    687          $    463
                                                 ========          ========          ========          ========
Per share Information:
     Average Shares Outstanding                   302,325           308,749           302,325           308,749
                                                 ========          ========          ========          ========

Net Income Per Share                             $   0.77          $   0.57          $   2.27          $   1.50
                                                 ========          ========          ========          ========




See accompanying notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                            Net
                                                                                         Unrealized        Total
                                                                                           Holding         Stock
                                             Common        Capital          Retained      Losses On       Holders'
                                             Stock         Surplus          Earnings      Securities       Equity
                                            --------       --------         --------      ----------      --------
Balance, December 31, 1999                  $   302         $ 2,450         $ 2,643        $  (144)        $ 5,251

     Net Income                                                                 687                            687

     Stock Issue                                  1              29                                             30

     Net Change in Net Unrealized
        holding losses on securities                                                            13              13
                                            -------         -------         -------        -------         -------
Balance, September 30, 2000                 $   303         $ 2,479         $ 3,330        $  (131)        $ 5,981
                                            =======         =======         =======        =======         =======


Balance, December 31, 1998                  $   308         $ 2,566         $ 2,040        $     9         $ 4,923

     Net Income                                                                 463                            463

     Stock Sale                                   2              38                                             40

     Treasury Stock Held                                                       (200)                          (200)

     Net Change in Net Unrealized
        holding losses on securities                                                          (115)           (115)
                                            -------         -------         -------        -------         -------
Balance, September 30, 1999                 $   310         $ 2,604         $ 2,303        $  (106)        $ 5,111
                                            =======         =======         =======        =======         =======



See accompanying notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                2000               1999
                                                                              --------           --------
Cash Flows from Operating Activities
      Net Income                                                              $    687           $    463
      Adjustments to Reconcile net income to net
         Cash provided by (used in) operating activities:
          Provision for Loan Losses                                                180                 77
          Depreciation and amortization                                            195                218
          Net amortization (accretion) of investments
            Security premiums and discounts                                          5                  7
          (Increase) Decrease in assets:
             Accrued Interest Receivable                                            --                 16
             Other Assets                                                          (57)               (84)
          Increase (Decrease) in liabilities
             Accounts payable and Accrued Liabilities                              554                (98)
                                                                              --------           --------
                 Net Cash provided by (used in) operating
                    Activities                                                   1,564                599
                                                                              --------           --------

Cash flows from investing activities
      Securities available for sale:
          Purchase of investment securities                                         --             (2,058)
          Proceeds from maturates of investment securities                         230              1,139
      Securities to be Held to Maturity:
          Proceeds from maturities of investment securities                         92                174
      (Increase) Decrease in Deferred income tax                                    (7)                --
      (Increase) Decrease in Federal Funds Sold                                 (7,954)            (2,532)
      Net (Increase) Decrease in Loans                                          (3,986)            (1,266)
      Purchase of facilities                                                       (98)              (344)
      Proceeds from the sale of Other Real Estate                                   --                 --
                                                                              --------           --------
                 Net Cash provided by (used in) Investing Activities           (11,723)            (4,887)
                                                                              --------           --------

Cash flows form financing activities:
      Increase (Decrease) in deposits                                            8,196              4,405
      Increase (Decrease) in Federal funds purchased                                --                 --
      Net increase (Decrease) in securities sold under agreement
        to repurchase                                                             (307)              (236)
      Net increase (Decrease)in notes payable                                      (44)               410
      Sale (redemption) of Common Stock                                             30                 40
      Sale (purchase) of Treasury Stock                                             --               (200)
                                                                              --------           --------
                 Net Cash Provided by (used by) financing activities             7,875              4,419
                                                                              --------           --------
Net increase (decrease) in cash                                                 (2,284)               131
Cash, beginning of period                                                        6,787              4,454
                                                                              --------           --------
Cash, ending of period                                                           4,503           $  4,585
                                                                              ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
          Interest                                                            $  1,744           $  1,675
          Income taxes                                                        $    306           $    133




See accompanying notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2000

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 302,325 as of September 30, 2000, and 308,749 as of September 30, 1999.

                              VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its eleventh year of operation. During the nine months ended September 30, 2000, the Bank experienced a growth in deposits with an increase of $8,196,000 or 11.11%. Money Market Accounts had the highest percentage of growth at 31.67%, or an increase of $1,830,000 in the nine months ended September 30, 2000.

Outstanding Loans increased $3,926,000 or 6.22% for the nine months ended September 30, 2000. The allowance for credit losses at September 30, 2000 was at $901,000 compared to $778,000 at December 31, 1999. The Bank had $113,000 in charge-offs and had recoveries in the amount of $84,000 during the nine months ended September 30, 2000, and has loan classified as troubled in the amount of $21,000 as of September 30, 2000. A total of $180,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $572,000 and $0 at September 30, 2000 and 1999, respectively. Loans 90 days or more past due amounted to $0 and $95,000 at September 30, 2000 and 1999, respectively. There were restructured loans in the amount of $409,000 and $366,000 at September 30, 2000 and 1999, respectively. The following table sets forth a summary of loan loss experience:

                    Analysis of the Allowance for Loan Losses


                                                                 September 30,    September 30,
                                                                     2000            1999
                                                                         (In thousands)
                                                                     -----           -----
Balance at Beginning of Period                                       $ 778           $ 776
                                                                     -----           -----
Charge-offs:
     Commercial, Financial and Agricultural                             51              50
     Real Estate-Construction                                           --              --
     Real Estate-Mortgage                                               --              --
     Installment Loans to Individuals                                   62              23
     Lease Financing                                                    --              --
                                                                     -----           -----
Total Charge-offs                                                      113              73
                                                                     -----           -----
Recoveries:
     Commercial, Financial and Agricultural                             46               2
     Real Estate-Construction                                           --              --
     Real Estate-Mortgage                                               --              --
     Installment Loans to Individuals                                   38               1
     Lease Financing                                                    --              --
                                                                     -----           -----
Total Recoveries                                                        84               3
                                                                     -----           -----
Net Charge-offs                                                        (29)            (70)
Additions Charged to Operation                                         180              77
                                                                     -----           -----
Balance at end of Period                                             $ 929           $ 783
                                                                     =====           =====
Ratio of Net Charge-offs during the period to average loans
    Outstanding during the period                                    -0.04%          -0.12%
                                                                     =====           =====


                              VALRICO BANCORP, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the nine months ending September 30, 2000 was $687,000 or $2.27 per share which compares to $463,000 or $1.50 per share for the same period in 1999. This represents an increase over the comparable quarter of $224,000.

Salaries and benefits represent 58.0% of non-interest expenses for the nine months ended September 30, 2000, compared to 51.9% for the nine months ended September 30, 1999. Salary expense for the nine months ended September 30, 2000 increased 18.4% over the same period for 1999.

The Tier I capital ratio was 7.16% and Total Capital ratio was 8.14% at September 30, 2000. The tier I capital to total risk-weighted assets ratio was 9.11% at September 30, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2000.

Exhibit 27 - Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 8th, 2000 on its behalf by the undersigned thereunto duly authorized.


                                 VALRICO BANCORP, INC.

                                 By: /s/ Bob Mclean
                                     -----------------------------------------
                                         Bob Mclean
                                         President and Chief Executive Officer



                                 By: /s/ Jerry L. Ball
                                     ----------------------------------------
                                         Jerry L. Ball
                                         Executive Vice President