Form 10-K
period 2000-12-31
VALRICO BANCORP INC
filed 2001-04-02
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For Year Fiscal Ended December 31, 2000

                Commission File Number 33 Act File No. -33-90524

                              VALRICO BANCORP, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its Charter)

                                     Florida
               ---------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   65-0553757
               ---------------------------------------------------
                      (I.R.S. employer Identification No.)

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

As of December 31, 2000, there were 304,324 shares of common stock outstanding.

                         REPORT OF INDEPENDENT AUDITORS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Stockholders of Valrico Bancorp, Inc. and Subsidiary


The audit referred to in our opinion dated February 15, 2001, on the financial statements of Valrico Bancorp, Inc. and Subsidiary as of December 31, 2000 and December 31, 1999, and for each of the three years in the period ended December 31, 2000, included examination of the related supplemental financial schedules II and III, which, when considered in relation to the basic financial statements, present fairly, in all material respects, the information shown therein.



                                          Rex Meighen & Company, LLP
                                          Certified Public Accountants


Tampa, Florida
February 15, 2001

ITEM 1. BUSINESS

GENERAL

Valrico Bancorp, Inc. (the "Company") is a one-bank holding company which was a newly-formed corporation on May 31, 1995 with its principal place of business in Valrico, Florida. The Company subsequently acquired all of the outstanding common stock of Valrico State Bank (the "Bank"), a wholly-owned subsidiary. All shares held by the Bank's shareholders were exchanged on a one-to-one basis for Valrico Bancorp, Inc. shares. The Company's common stock, no par value, authorized 1,000,000 shares, had 304,324 issued and outstanding shares as of December 31, 2000. The Company derives substantially all of its income from dividends and lease from its subsidiary. The Bank and the Company share the same board of directors, which is comprised of nine individuals. Those individuals are LeVaughn Amerson, Jerry L. Ball, C. Dennis Carlton, H. Leroy English, Gregory L. Henderson, Douglas A. Holmberg, Charles E. Jennings, Jr., J.E. McLean, III, Justo Noriega, Jr..

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

The Bank originates a wide range of loans including, but not limited to, commercial and consumer loans, as well as loans secured by deposit accounts and other marketable collateral. As of December 31, 2000, commercial and consumer loans accounted for approximately 60.8%and 14.1%, respectively, of the Bank's loan portfolio. Loans are also made to enable borrowers to purchase, refinance, construct or improve residential or other real estate and usually are secured by mortgages on such real estate. As of December 31, 2000, residential real estate mortgage loans accounted for approximately 6.4% of the Bank's loan portfolio. To service the agricultural segment of the Bank's market area, the Bank employs an agricultural lender. As of December 31, 2000, 18.7% of the total loan portfolio was comprised of agricultural loans. All loans are made in compliance with applicable Federal and state regulations.

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

As of December 31, 2000, there were 14 commercial banks (including the Company's subsidiary bank) with 32 offices and 1 savings and loan association with 4 offices; at least 10 credit unions; and various other financial entities as competitors in the Bank's Assessment Area. The Company expects to receive substantial competition from most of these financial institutions. The Bank's main office is located on East State Road 60, a primary east-west artery in the Bank's Assessment Area, and 800 feet west of Valrico Road, a primary north-south artery in the Bank's Assessment Area. The Brandon branch facility is located in the center of Brandon, the Plant City branch facility is located in the center of Plant City, and the Jim Redman Parkway branch is located in the eastern section of Plant City. The North Riverview Branch is located at the intersection of US 301 and Bloomingdale Ave in the Riverview community. The Bank is one of only four financial institutions which have their headquarters in eastern Hillsborough County. The other financial institutions, being Sunshine State Savings and Loan and Hillsboro Bank in Plant City, and Platinum Bank in Brandon. All others are branches of institutions which have their headquarters in other parts of Hillsborough County or elsewhere in Florida. Several actually are owned by banks with headquarters in Georgia, Alabama, North Carolina, Ohio, and New Jersey. The Bank's second branch was opened in 1995 in the Plant City market and the Bank expanded in this market area with an in-store branch which opened on June 23, 1997 within a Walmart Supercenter on Jim Redman Parkway. This location is in a growing area and a very active shopping center with an estimated 50,000 plus customers per week. This Wal-Mart is one of their largest supercenters in Florida. The bank expanded its market area with the opening of its fourth branch on January 22, 1999 in Riverview area. In order to compete with major financial institutions and others in the Bank's Assessment Area, the Bank will continue to emphasize specialized services, local promotional activity and personal contacts by the Bank's officers, directors and employees. The Bank believes that its local ownership and community-oriented operating philosophy and personalized banking services are competitive factors in which it has strength.

As of December 31, 2000, total deposits of the Bank were distributed among demand deposits (17.4%), savings and time deposits (53.7%) and NOW and money market deposits (28.9%). The Bank's deposits are attracted primarily from individuals, professionals, small and medium size businesses and citrus and agricultural enterprises located predominantly in eastern Hillsborough County, Florida. As of December 31, 2000, approximately 20.6% of the Bank's total deposits were from businesses and 79.4% were from individuals. Management of the Bank has no reason to believe that the loss of any one or a few of its deposit accounts would have a material adverse effect upon the operations of the Bank or erode its deposit base.

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

As of December 31, 2000, the Bank employed 46 full-time employees, of which two were executive officers, and 16 part-time employees, of which one is a bank officer. The Bank's employees are not represented by a collective bargaining group, and the Bank considers its relations with its employees to be excellent. The Bank also maintains training and educational programs designed to equip employees for positions of increasing responsibility in both management and operating positions. The Bank provides employees certain benefits customary in the banking industry, which includes major medical insurance, group term life insurance and normal vacation and sick leave. The Bank implemented a K-SOP plan in 1997.

As of December 31, 2000, the Bank has been in operation for eleven and one-half years. Management believes that there is some seasonality in its deposit base due primarily to its agricultural relationships. The seasonality in these deposits, however, has not been substantial to impact the core base of deposits, therefore, management does not believe its deposit relationship is affected. In its lending portfolio, the Bank sees a greater affect on this seasonal business during the period from September to May reflecting larger outstandings in the agricultural portfolio.

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

The Bank leases its Brandon branch office space pursuant to an agreement dated March 31, 1994 (the "Lease") with J. "Bill" Noriega, Jr. (the "Lessor"). Mr. Noriega currently serves as a director of the Bank. This lease expired March 31, 2000 and was renewed with a new expiration date of March 31, 2003 at an annual rental of $42,000. The Bank has the option to renew the lease for three additional three-year terms at rentals to be negotiated at the time of the renewal.

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

The Bank leases its Jim Redman Parkway branch office space pursuant to an agreement dated December 31, 1996 (the "Walmart Lease").

The aggregate lease expense paid by the Bank under these leases, excluding the Bank building lease, totaled $67,000 for the fiscal year ended December 31, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to votes of the stockholders of the Company during the last quarter of 2000.

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

There is no trading market at the current time for the Common Stock of the Company, and it is not expected that a trading market will develop for shares of the Company's Common Stock in the near future. The Company is aware of 14 sale transactions that occurred during fiscal year 2000 at prices ranging from $20.00 to $24.00 per share, exclusive of commissions. The Bank is also aware of 14 sale transactions that occurred during fiscal year 1999 at prices ranging from $16.00 to $21.00 per share, exclusive of commissions. As of March 1, 2001, there were 493 holders of record of the Common Stock of the Company.

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

At the discretion of the Board of Directors of the Company and after careful review of certain factors, such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions, the Board declared its first dividend in September 1993 at ten cents per share and paid said dividend on October 5, 1993. It likewise paid a similar dividend in 1994, 1995, 1996 and 1997. In 1998 and 1999, the dividend paid increased to twelve cents per share. In 2000, the bank increased the dividend to fourteen cents a share. The dividends were based on respective year earnings and paid on October 1 of each year.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, in summary form, certain comparative financial data of the Company for a five year period encompassing the periods ended December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000. This information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations, and Other Statistical Disclosure" and the audited financial statements of the Company for the years ended December 31, 1998, 1999 and 2000, and related notes thereto included elsewhere herein.

                                                           AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                    2000        1999        1998        1997        1996
                                                  --------    --------    --------    --------    --------
                                                            (in Thousands, except Per Share Data)
INCOME STATEMENT DATA
Interest income                                   $  7,255    $  6,267    $  5,543    $  4,711    $  4,206
Interest expense                                     -2880      -2,522      -2,199      -1,887      -1,544
                                                  --------    --------    --------    --------    --------
Net interest income                                  4,375       3,745       3,344       2,824       2,662
Provision for loan losses                             -250        -101        -210        -300        -181
                                                  --------    --------    --------    --------    --------
Net interest income after
  provision for loan losses                          4,125       3,644       3,134       2,524       2,481
Non-interest income                                    940         838         657         516         431
Non-interest expense                                -3,693      -3,519      -2,912      -2,616      -2,408
                                                  --------    --------    --------    --------    --------
Income before income taxes                           1,372         963         879         424         504
Income taxes                                          -438        -324        -318        -100        -156
                                                  --------    --------    --------    --------    --------
Net income                                        $    934    $    639    $    561    $    324    $    348
                                                  ========    ========    ========    ========    ========

PER SHARE DATA
Net income                                        $   3.09    $   2.09    $   1.88    $   1.09    $   1.17
Cash dividends                                        0.14        0.12        0.12        0.10        0.10
Book value                                           20.74       17.42       16.00       14.17       13.10
Number of shares used in net
  income-per-share calculations(1)                 302,138     305,565     299,221     297,026     297,545

BALANCE SHEET DATA
Total assets                                      $ 95,883    $ 84,366    $ 80,685    $ 63,802    $ 54,919
Total investment securities                          8,852       9,134       8,832       7,942      10,400
Total net loans(2)                                  66,826      62,385      55,694      47,873      37,897
Total deposits                                      83,925      73,733      70,505      55,047      48,876
Shareholders' equity                                 6,312       5,251       4,924       4,237       3,899

(1) Based on average shares outstanding during the period.

(2) Net loans means total loans net of allowance for possible future loan losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The purpose of this discussion is to focus on significant changes in the financial condition and results of the operations of the Company and it's subsidiary during the past three years. This discussion and analysis is intended to supplement and highlight information contained in the accompanying financial statements and the selected financial data presented elsewhere in this report, and is based on the fiscal years of 2000, 1999, and 1998. The company's fiscal year runs from January 1st through December 31st of each respective year.

Results of Operations

         The company had a net income after taxes of $934,000, $639,000 and $561,000 during the years 2000, 1999, and 1998. This corresponds to per share amounts of $3.09, $2.09 and $1.88 during those three years respectively.

         The banks net interest income increased 16.82% in 2000, up from the increase of 11.99% in 1999 and down from the 18.41% increase during 1998. This net interest income is a major component of the Bank's earning capacity and is the difference or spread between interest income and interest expense. These Earning Assets are primarily loans, federal funds Sold (funds loaned on a short-term basis to other banks) and investment securities. The spread is considered positive when interest income exceeds interest expense and negative when interest expense exceeds interest income. Net interest income is also affected by changes in interest rates earned and interest rates paid and by changes in the volume of interest-earning assets and interest-bearing liabilities. In 2000, the net interest income was $4,375,000 which was an increase of $630,000 over the 1999 net interest income of $3,745,000. This was an increase of $401,000 over the 1998 net interest income of $3,344,000. The continued increase is primarily a result of the Bank's continued growth coupled with a continuance of a strong ratio of loans to other earning assets. This has allowed the interest earned on loans to increase from $4,802,000 in 1998 to $6,206,000 in 2000 or an increase of 29.2%. Also increasing was interest income derived from investment securities and federal funds sold, which are normally lower yielding instruments, the interest income from these assets increased from 5.7% in 1999 from $741,000 to $983,000 and continued to increase 6.7% to $1,049,000 in 2000. During the same period of time, the interest expense has also increased from $2,199,000 in 1998 to $2,522,000 in 1999 to $2,880,000 in
2000. This represents a cumulative increase from 1998 to 2000 of 31.0%, which is primarily due to overall growth in the deposit base of the Bank.

         Interest income on loans, which is normally higher than interest yields on investments and federal funds sold, was favorable to the Bank's profit. In 2000, loan related interest income was $6,206,000, including loan fees which are normally an adjustment to loan yield, was earned on an average net loans of $68,060,000 or an average interest yield of 9.12%, as compared to 9.35% and 9.26% in 1999 and 1998 respectively. The interest income on investments of $1,049,000 earned an average yield of 6.10% on $17,200,000 in earning assets, as compared to 5.36% and 5.79% in 1999 and 1998 respectively. The cost of funds (interest expense) of $2,880,000 was paid on the Bank's and Company's average interest-bearing deposits and other borrowings of approximately $88,160,000 for 2000 was 3.27% compared to 3.87% for the previous year with interest expense of $2,522,000 and an average interest-bearing deposits and loans of $65,083,000. While there is a high concentration of certificates of deposits, the Bank does not anticipate the maturity of such certificates to affect the Bank's liquidity, as management believes that such high concentration is primarily due to customer relations and the higher than market rates typically offered by such certificates. The Bank is not in the practice of paying above market rates on deposits.

         The net interest spread measures the difference between the average yield on earning assets and the average rate paid on interest-bearing sources of funds. The net interest spread increased during 2000 moving from 4.45% in 1999 to 4.56%, which had declined from the 4.53% in 1998.The net interest yield is calculated by taking the net interest income and dividing it by the average earning assets. During 2000, the Net interest yield was 5.13% up from 1999 and 1998 which were 5.00% and 5.08% respectively. To the extent possible, the Bank follows a strategy intended to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities.

         The Bank's non-interest expenses for the fiscal year 2000 were $3,693,000 or approximately $308,000 average per month as compared to $3,519,000 or approximately $293,000 average per month for 1999. Non-interest expense for 1998 was $2,912,000 or approximately $243,000 average per month. The amount of $3,693,000 for 2000 consisted primarily of $2,111,000 in salaries and benefits, $324,000 of occupancy expense for all its offices, equipment expenses of $291,000 and $1,027,000 of other operating expenses. Other operating expenses primarily consisted of marketing expense, taxes (intangible and sales), insurance (FDIC, blanket bond and property), state assessments, professional fees (accounting, audit and legal), office supplies, postage and delivery, service fees and amortization of capitalized expenses.

         The Bank's non-interest income for fiscal year 2000 was $940,000. The sources reflected in non-interest income were from service charges on deposit accounts of $834,000 and non-deposit income of $106,000. This is an increase of $102,000 compared to the $838,000 of non-interest income reported for the twelve month period ended December 31, 1999.

         Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which uses the asset and liability method of accounting for income taxes. Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of nontaxable income, such as interest on state and municipal securities, tax-exempt loans, and includes deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method pursuant in FAS 109, Accounting for Income Taxes. For 2000, net income before taxes was $1,372,000 and after taxes of $438,000, the net income was $934,000. See Note N of Notes to Consolidated Financial Statements.

         The bank experienced deposit growth during 2000, resulting in a net increase for the fiscal year of 13.8%, as compared to the previous two years of growth of 4.0% in 1999 and 28.1% in 1998. This drop, from 1998 growth, is not a dramatic a decrease as it might at first seem, the large 1998 growth can be, in part, attributed to the Barnett - Nationsbank merger. Also, in part was the controlling of growth to allow the Bank's capital position and loan to deposit ratios to rebuild after they dropped due to the rapid growth that occurred during the aforementioned merger. Being the primary source for the funding of investment and financing activities, thus the breakdown of deposits is of vital importance to the Bank and Management. As of the end of 2000, the Bank's total deposits were $83,925,000, a $10,192,000 increase. Approximately 82.6% of the Bank's deposits are in interest-bearing accounts at the end of the current fiscal year, which is typical in the Bank's market area. Also note that included in interest-bearing accounts are the Bank's now accounts, which are the only type of personal checking account offered by the Bank. Of this $17,887,000, only a small percentage maintains a sufficient minimum balance to earn interest. Non-Interest-bearing accounts made up 17.4% and NOW and Money Market Accounts were 28.9% of total deposits compared to 28.5% and 18.0% in the previous year respectively. In time deposits, the Bank held 50.3% in time deposits, which comprise savings accounts and Certificates of Deposits. This was a decrease from the approximately 54.2% the year before.

         Effective August 15, 1995, the Federal Housing Finance Board approved Valrico State Bank's membership to the Federal Home Loan Bank of Atlanta. Being a member offers alternative funding sources for the Bank.

          At the conclusion of the fiscal year 2000, residential (1-4 family) real estate loans totaled $4,336,000, a decrease from the previous year amount of $4,651,000, but this is an increase from the total residential real estate loans at the end of the fiscal year 1998, which was $3,757,000. The $4,336,000 at year end represents approximately 6.4% of the total loans outstanding, a slight decrease from the 7.4% for the year ending 1999, and a slight decrease from the 6.6% for the year ending 1998. These real estate loans consist primarily of intermediate term loans secured by real estate and payable in periodic installments. Consumer loans consist of loans made to individuals and business for consumer purposes. These loans represented $9,073,000 or 13.4% of the total loan portfolio. In 1999 and 1998, these loans represented $9,007,000 and $8,139,000 or 14.5% and 14.3% of the total loan portfolio respectively.

         The Bank splits its commercial loan into two categories, those loans that are used for commercial and industrial purposes and those used for agricultural purposes. The commercial and industrial purpose loans includes commercial real estate loans that are secured by anything other that farmland or farm equipment. These latter loans are included in the agricultural loans. At the end of the fiscal year 2000, the commercial loan portfolio totaled $53,930,000, this is an increase from the $49,093,000 in 1999 and the $44,640,000 in 1998. These totals represent in each of the respective years 2000, 1999, and 1998, 79.5%, 77.5%, and 80.0% of the total loan portfolio. The commercial and industrial loans comprised 41,217,000 $36,259,000 and $28,764,000 for the three years ending 2000, 1999, and 1998 respectively. The agricultural loans for the same periods were $12,713,000, $12,780,000 and $15,876,000. At the end of the fiscal year
2000, the commercial loans consisted of 60.8% of the total loan portfolio while the agricultural loans comprised 18.7%.

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

         The Bank charged to operations $250,000 for provision for loan losses in 2000 and $101,000 and $210,000, respectively, for 1999 and 1998. The amount of $250,000 was added to the beginning balance of $778,000 for the period ended December 31, 1999 for a total accumulated provision less net charge-offs for the period ended December 31, 2000 of $1,028,000. The Bank charged off loans during the fiscal year 2000 in the amount of $174,000 and reflected recoveries of $89,000 leaving a net balance in the allowance for loan losses for the period ended December 31, 2000 of $943,000, which was 1.39% of total loans outstanding of $67,845,000.

         Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or both, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. At December 31, 2000 and December 31, 1999, the Bank's loans designated as nonaccrual totaled $638,000 and $0, respectively.

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 ("FASB 114"), Accounting by Creditors for Impairment of a Loan, which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

         Under FASB 114, a loan is impaired when it is probable that a creditor will be unable to collect the full amount of principal and interest due according to the contractual terms of the loan agreement. When a loan is impaired, a creditor has a choice of ways to measure the impairment. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. A creditor in a troubled debt restructuring involving a restructured loan should measure impairment by discounting the total expected future cash flows at the loan's original effective rate of interest. At December 31, 2000 and December 31, 1999, loans totaling $253,000 and $270,000, respectively, had been classified as impaired.

         The Bank's investment portfolio at December 31, 2000 of $8,852,000 (based on securities held available for sale marked to approximate fair market value) comprised approximately 10.4% of the Bank's total earning assets, as compared to 12.7% at December 31, 1999. The investment securities are primarily concentrated in U. S. Treasury securities, obligations of other U. S. Government agencies, municipals and corporations. As of December 31, 2000, the Bank's investment portfolio had 25.6% adjustable rate securities.

         The FASB 115 rule regarding "Accounting For Certain Investments in Debt and Equity Securities" was implemented the first quarter of 1994. The new rule required financial institutions to segregate their investment portfolio into three categories; 1) securities held-to-maturity (HTM), 2) securities available for sale (AFS), and 3) trading securities. Securities available for sale are to be marked to a fair market value. Unrealized holding gains and losses for AFS securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Unrealized holding gains and losses for trading securities are included in earnings. As of December 31, 2000, the Bank's investment portfolio, consisted of $7,128,000 in AFS and $1,724,000, in HTM. The net effect to stockholders' equity as of December 31, 2000 was a net loss in reserve for securities of $51,000.

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

         When calculating total earning assets, the amount of $1,023,000 and $979,000 as of December 31, 2000 and 1999 were added to total earning assets. This amount represents the cash surrender value of whole life insurance policies purchased primarily to fund a deferred benefit pension plan implemented in 1993 for officers of the Bank who qualified for the program.

         Non-interest earning assets accounted for approximately 10.8% of the Company's total assets at December 31, 2000, a decrease from the approximately 13.5% at December 31, 1999. The total non-interest earning assets primarily consisted of cash and funds placed on deposit in accounts with other banks. Of the total $10,374,000 of non-interest earning assets, cash and non-interest bearing deposits totaled $5,764,000. Other significant non-interest earning assets consisted of fixed assets and interest receivable.

         A good capital position, which is vital to the continued profitability of the Company, also promotes depositor and shareholder confidence and provides a solid foundation for the future growth of the Bank. The Bank has provided for its capital requirements through the retention of earnings. At December 31, 2000, the Bank's Tier 1 capital position was 7.10% ($6,693,000 shareholders' equity divided by total assets of $94,256,000) and the Bank's Tier 2 capital was 8.10% determined by adding loan loss reserves of $943,000 to shareholders' equity of $6,693,000 and dividing by total assets of $94,256,000 Total Tier 1 capital to total risk-weighted assets as of December 31, 2000 was 9.20% and total capital (Tier 2) to total risk-weighted assets was 10.49% compared to 8.62% and 9.77%, respectively, in 1999.

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

         The interest rate sensitivity structure within the Bank's balance sheet at December 31, 2000, indicated a net interest sensitive liability gap of 119.6% when projecting out one year. In the near term, defined as 90 days, the Bank had a net interest sensitivity asset gap of 197.5%. This information represents a general indication of repricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in interest rates. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

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

         As of December 31, 2000, the Bank's liquidity ratio was 27.91% derived by dividing net cash, short-term, and marketable assets of $23.4 million by net deposits of $83.9 million. The Bank's dependency ratio as of December 31, 2000 was 3.20%. This ratio is determined by taking the Bank's volatile liabilities (primarily Jumbo certificates) of $11.5 million less short-term investments of $8.8 million divided by adjusted total earning assets of $84.5 million. In 2000 and 1989, the Bank had maintained a liquidity ratio on an average of 20% to 35%. As noted in "Funding Sources" above, management of the Bank believes that the high concentration of time deposits is primarily due to customer relationships and not the attraction of the higher than market rates typically offered by certificates of deposits.

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



                (Remainder of this page intentionally left blank)

                                     TABLE I
                   AVERAGE BALANCES, INTEREST, AND YIELD/RATE
                             (DOLLARS IN THOUSANDS)

                                                        2000                         1999                         1998
                                             AVERAGE  INCOME/  AVERAGE    AVERAGE  INCOME/  AVERAGE    AVERAGE  INCOME/  AVERAGE
                                             BALANCE  EXPENSE    RATE     BALANCE  EXPENSE   RATE      BALANCE  EXPENSE    RATE
                                             -------  -------  -------    -------  -------  -------    -------  -------  -------
ASSETS:
Earning Assets:
 Loans, Net of unearned income                68,060    6,206     9.12%    56,521   5,284      9.35%    50,349   4,660      9.26%
 Investment Securities
  Taxable                                      6,291      415     6.60%     6,267     385      6.14%     6,447     392      6.08%
  Tax exempt                                   2,504      120     4.80%     2,521     121      4.80%     1,421      81      5.70%
                                             -------   ------  -------    -------   -----   -------    -------   -----   -------
   Total Investments                           8,795      535     6.08%     8,788     499      5.76%     7,868     473      6.01%
 Federal Funds Sold                            8,405      514     6.12%     9,537     477      5.00%     4,881     265      5.43%
                                             -------   ------  -------    -------   -----   -------    -------   -----   -------
  Total Earning Assets                        85,260    7,255     8.51%    74,846   6,267      8.37%    63,098   5,398      8.55%
Allowance for loan losses                       (932)                        (776)                        (671)
Cash and Due From                              5,542                        4,901                        3,792
Other Assets                                   6,071                        5,237                        4,607
                                             -------                      -------                      -------
  Total Assets                                95,941                       84,208                       70,826
                                             =======                      =======                      =======

LIABILITIES AND SHAREHOLDERS EQUITY
Interest Bearing Liabilities
 Deposits
  NOW Accounts                                17,605      291     1.65%    14,733     259      1.76%    12,497     220      1.76%
  Money Market Accounts                        6,769      182     2.69%     5,390     139      2.58%     4,265     103      2.42%
  Savings Accounts                             9,280      236     2.54%     9,510     228      2.40%     7,568     179      2.37%
  Time $100,000 and over                      11,129      563     5.06%     8,821     472      5.35%     6,397     360      5.63%
  Other Time Deposits                         24,497    1,290     5.27%    22,299   1,131      5.07%    19,958   1,070      5.36%
                                             -------   ------  -------    -------   -----   -------    -------   -----   -------
   Total interest bearing deposits            69,280    2,562     3.70%    60,753   2,229      3.67%    50,685   1,932      3.81%
  Securities sold under agreement
  to repurchase, Federal funds
  purchased and other borrowings               4,568      318     6.96%     4,330     292      6.74%     4,241     259      6.11%
                                             -------   ------  -------    -------   -----   -------    -------   -----   -------
   Total interest bearing liabilities         73,848    2,880     3.90%    65,083   2,521      3.87%    54,926   2,191      3.99%

Demand Deposits (non interest-bearing)        14,312                       13,295                       10,634
Accrued expenses and other liabilities         1,721                          740                          675
Shareholders' equity                           6,060                        5,090                        4,591
                                             -------                      -------                      -------

Total liabilities and shareholders' equity    95,941                       84,208                       70,826
                                             =======                      =======                      =======
Net interest income/net interest spread                 4,375                       3,746      4.45%             3,207      4.53%
                                                                  4.56%
Net yield on earning assets                                       5.13%                        5.00%                        5.08%

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

                                TABLE I CONTINUED


DECEMBER 31,                                             2000                                     1999
                                        VOLUME           RATE          TOTAL        VOLUME        RATE          TOTAL
                                        ------           ----          -----        ------        ----          -----
Interest Income
       Loans                             1,055           (133)           922          571           53            624
       Investment Securities                --             29             29           55          (22)            33
       Other Earning Assets                (61)            98             37          253          (41)           212
                                        ------           ----           ----         ----         ----           ----
                    Total                  994             (6)           988          879          (10)           869


Interest Expense
       Deposits                            316             18            334          384          (87)           297
       Borrowings                           15              9             24            5           28             33
                                        ------           ----           ----         ----         ----           ----
                    Total                  331             27            358          389          (59)            330

                                        ------           ----           ----         ----         ----           ----

                    Net Change             663            (33)           630          490           49            539
                                        ======           ====           ====         ====         ====           ====

                            INTEREST RATE SENSITIVITY
                             (DOLLARS IN THOUSANDS)

                                                                    After Three      After One       After Three
                                                        Within       Months but       Year but        Years but        After
                                                        Three        Within One     Within Three     Within Five        Five
                                                        Months          Year            Years         Years but         Years
                                                        ------      -----------     ------------     -----------       ------
December 31, 1999
Assets
 Loans                                                  17,148          7,981          22,868           15,962          3,809
 Short term investments                                  8,808              0               0                0              0
 Securities                                              1,641          1,416           1,197              854          3,799
                                                        ------         ------          ------           ------         ------
   Total interest sensitive assets (ISA)                27,597          9,397          24,065           16,816          7,608

Liabilities
 Interest bearing deposits                               13378         30,284          14,354           11,289              0
 Federal funds purchased                                   598              0               0                0              0
 Long term borrowings                                    1,108              0               0                0           2000
 Short term borrowings                                     970              0               0                0              0
                                                        ------         ------          ------           ------         ------
   Total interest sensitive liabilities (ISL)           16,054         30,284          14,354           11,289           2000

 Net position os ISA minus ISL                          11,543        -20,887           9,711            5,527          5,608
 Cumulative net position of ISA minus ISL               11,543         -9,344             367            5,894         11,502
 Cumulative net position as a percent
 of total assets                                          12.0%         -9.7%             0.4%             6.1%          12.0%



                (Remainder of this page intentionally left blank)

                                    TABLE II
                              INVESTMENT PORTFOLIO
                                (AMORTIZED COST)
                                 (IN THOUSANDS)


DECEMBER 31,                                            2000                     1999                    1998
Securities to be held-to-maturity
  1. U.S. Treasury Securities                               0                        0                       0
  2. U.S. Government Agencies                               0                        0                       0
  3. State and Political Subdivisions                   1,286                        0                       0
  4. Mortgage-backed securities                           438                      554                     765
  5. Other                                                  0                    1,285                   1,284
                                                        -----                    -----                   -----

   Subtotal                                             1,724                    1,839                   2,049

Securities available-for-sale
  1. U.S. Treasury Securities                               0                        0                     502
  2. U.S. Government Agencies                             988                      997                     500
  3. State and Political Subdivisions                   1,265                        0                       0
  4. Mortgage-backed securities                         3,567                    3,837                   3,504
  5. Other                                              1,349                    2,630                   2,248
                                                        -----                    -----                   -----

   Subtotal                                             7,179                    7,464                   6,754
                                                        -----                    -----                   -----

   Total investment securities                          8,903                    9,303                   8,803
                                                        =====                    =====                   ======

                     INVESTMENT SECURITIES MATURITY SCHEDULE
                             (DOLLARS IN THOUSANDS)
                                MATURITY SCHEDULE

                                                     IN 2000                    IN 1999                    IN 1998
                                              AMOUNT        YIELD         AMOUNT        YIELD        AMOUNT        YIELD
                                                                           WITHIN ONE YEAR
Security Type
  1. U.S. Treasury Securities                    0          0.00%            0          0.00%          502          6.23%
  2. U.S. Government Agencies                    0          0.00%            0          0.00%            0          0.00%
  3. State and Political Subdivisions            0          0.00%            0          0.00%            0          0.00%
  4. Mortgage-backed securities                  7          6.91%            6          4.82%            0          0.00%
  5. Other                                       0          0.00%            0          0.00%            0          0.00%
                                               ---          ----           ---          ----           ---          ----

   Totals                                        7                           6                         502
                                               ===                         ===                         ===

                                                     IN 1999                     IN 1998                  IN 1997
                                              AMOUNT        YIELD         AMOUNT        YIELD        AMOUNT        YIELD
                                                                 AFTER ONE YEARS BUT WITHIN FIVE YEARS
Security Type
1. U.S. Treasury Securities                        0        0.00%              0        0.00%              0        0.00%
2. U.S. Government Agencies                    1,000        6.05%            500        6.05%              0        0.00%
3. State and Political Subdivisions              275        4.60%              0        0.00%              0        0.00%
4. Mortgage-backed securities                    214        6.11%            346        6.31%            817        6.39%
5. Other                                         950        6.17%           1225        5.82%            719        5.44%
                                               -----                       -----                       -----

   Totals                                      2,439                       2,071                       1,536
                                               =====                       =====                       =====

                               TABLE II CONTINUED

                                                       IN 1999                  IN 1998                  IN 1997
                                              AMOUNT        YIELD         AMOUNT        YIELD        AMOUNT        YIELD
                                                                 AFTER FIVE YEARS BUT WITHIN TEN YEARS
Security Type
1. U.S. Treasury Securities                        0        0.00%              0        0.00%              0        0.00%
2. U.S. Government Agencies                        0        0.00%            500        6.05%            500        6.05%
3. State and Political Subdivisions            1,535        4.75%              0        0.00%              0        0.00%
4. Mortgage-backed securities                  1,367        5.88%           1401        6.57%           1601        4.94%
5. Other                                           0        0.00%           1521        5.03%           2415        5.04%
                                               -----                       -----                       -----

      Totals                                   2,902                       3,422                       4,516
                                               =====                       =====                       =====


                                                     IN 2000                    IN 1999                    IN 1998
                                              AMOUNT        YIELD         AMOUNT        YIELD        AMOUNT        YIELD
                                                                            AFTER 10 YEARS
Security Type
1. U.S. Treasury Securities                        0        0.00%              0        0.00%              0        0.00%
2. U.S. Government Agencies                        0        0.00%              0        0.00%              0        0.00%
3. State and Political Subdivisions              750        4.79%              0        0.00%              0        0.00%
4. Mortgage-backed securities                  2,422        6.39%           2584        6.21%           1955        6.05%
5. Other                                          45        7.79%          1,157        5.02%            243        5.50%
                                              -----                       -----                       -----

        Totals                                3,217                       3,741                       2,198
                                              =====                       =====                       =====



                (Remainder of this page intentionally left blank)

                                    TABLE III
                                 LOAN PORTFOLIO
                             (DOLLARS IN THOUSANDS)

December 31,                                          2000                        1999                        1998
                                                            PERCENT                     PERCENT                     PERCENT
                                               AMOUNT       OF TOTAL       AMOUNT       OF TOTAL       AMOUNT       OF TOTAL
Loan Type
  1. Commercial                                53,930         79.5%        49,039         77.5%        44,640         79.0%
  2. Real Estate (1.4 family)                   4,336          6.4%         4,651          7.4%         3,759          6.6%
  3. Installment and other                      9,579         14.1%         9,549         15.1%         8,139         14.4%
                                               ------        -----         ------        -----         ------        -----

   Total Loans                                 67,845        100.0%        63,239        100.0%        56,538        100.0%
                                                             =====                       =====                       =====

  Less: Unearned Income                           (76)                        (76)                        (65)
  Less: Allowance for loan losses                (943)                       (778)                       (776)
                                               ------                      ------                      ------
   Total loans less allowance
   and unearned income                         66,826                      62,385                      55,697
                                               ======                      =====                       ======

         SELECTED LOAN MATURITY AND INTEREST RATE SENSITIVITY SCHEDULES
                             (DOLLARS IN THOUSANDS)


December 31,                           2000          1999          1998
                                                WITHIN ONE YEAR
   1. Commercial                      16,312        16,846        28,488
   2. Real Estate (1.4 family)         1,755         1,672         4,779
   3. Installment and other            1,559         1,795         4,608
                                      ------        ------        ------

    Total                             19,626        20,313        37,875
                                      ======        ======        ======

                                     AFTER ONE YEAR BUT WITHIN FIVE YEARS
   1. Commercial                      33,438        28,614        28,488
   2. Real Estate (1.4 family)         1,205         2,510         4,779
   3. Installment and other            7,601         6,959         4,608
                                      ------        ------        ------

    Total                             42,244        38,083        37,875
                                      ======        ======        ======

                                                AFTER FIVE YEARS
   1. Commercial                       4,180         3,579         2,221
   2. Real Estate (1.4 family)         1,376           469           769
   3. Installment and other              419           795           541
                                      ------        ------        ------

    Total                              5,975         4,843         3,531
                                      ======        ======        ======

                               TABLE III CONTINUED
                 RATE STRUCTURE FOR LOANS MATURING OVER ONE YEAR
                             (DOLLARS IN THOUSANDS)

                                 WITH PRE-       WITH         WITH PRE-     WITH        WITH PRE-      WITH
                                 DETERMINED    FLOATING      DETERMINED   FLOATING     DETERMINED    FLOATING
                                  INTEREST        OR          INTEREST       OR         INTEREST        OR
                                    RATE      ADJUSTABLE       RATE      ADJUSTABLE       RATE      ADJUSTABLE
                                                 RATE                       RATE                       RATE
                                   AMOUNT       AMOUNT        AMOUNT       AMOUNT        AMOUNT       AMOUNT
1. Commercial                      32,026        5,592        22,376        9,817        29,155        1,554
2. Real Estate (1.4 family)         2,581            0         2,979            0         5,548            0
3. Installment and other            8,020            0         7,754            0         5,149            0
                                   ------        -----        ------        -----        ------        -----

    Total                          42,627        5,592        33,109        9,817        39,852        1,554
                                   ======        =====        ======        =====        ======        =====



                (Remainder of this page intentionally left blank)

                                    TABLE IV
                         SUMMARY OF LOAN LOSS EXPERIENCE

YEAR ENDED DECEMBER 31,                            2000            1999            1998
Balance at beginning of Period                   777,712         776,382         576,347
  Charge-offs:
   Commercial Loans                               75,308          56,772               0
   Commercial Mortgages Loans                          0               0               0
   Construction Loans                                  0               0               0
   Residential Mortgage Loans                          0          16,341               0
   Consumer Loans                                 98,124          29,138          23,672
                                                --------        --------        --------
     Total Charge-offs                           173,432         102,251          23,672

  Recoveries
   Commercial Loans                               49,349           1,826           4,962
   Commercial Mortgages Loans                          0               0               0
   Construction Loans                                  0               0               0
   Residential Mortgage Loans                          0             755               0
   Consumer Loans                                 39,255               0           8,745
                                                --------        --------        --------

     Total Recoveries                             88,604           2,581          13,707
                                                --------        --------        --------
Net Charge-offs less recoveries                   84,828          99,670           9,965
Additions charged to operations                  250,000         101,000         210,000
                                                --------        --------        --------
Balance at end of period                         942,884         777,712         776,382
                                                ========        ========        ========

                   ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                           2000                      1999                     1998
                                                               PERCENT OF                PERCENT OF                PERCENT OF
                                                                LOANS IN                  LOANS IN                  LOANS IN
                                                                  EACH                      EACH                      EACH
                                                               CATEGORY TO               CATEGORY TO               CATEGORY TO
                                                   AMOUNT      TOTAL LOANS   AMOUNT      TOTAL LOANS   AMOUNT      TOTAL LOANS
Balance at end of period applicable to:
  Commercial and agricultural                      749,593        79.5%      603,081        77.5%      579,415        74.6%
  Real estate                                       60,345         6.4%       57,198         7.4%      100,727        13.0%
  Installment and Others                           132,946        14.1%      117,433        15.1%       96,240        12.4%
                                                   -------       -----       -------       -----       -------       -----

                                                   942,884       100.0%      777,712       100.0%      776,382       100.0%
                                                   =======       =====       =======       =====       =======       =====

                                     TABLE V
                                    DEPOSITS
                             (DOLLARS IN THOUSANDS)

Year Ended December 31,                           2000                    1999                     1998
                                         AVERAGE      AVERAGE     AVERAGE      AVERAGE     AVERAGE      AVERAGE
                                         BALANCE       RATE       BALANCE       RATE       BALANCE       RATE
Deposits:
  Non-interest demand
  deposits                                14,276       0.00%       13,295       0.00%       10,634       0.00%

  Interest Bearing Deposits
   NOW accounts                           17,605       1.65%       14,733       1.76%       12,497       1.76%
   Money market accounts                   6,769       2.69%        5,390       2.58%        4,265       2.43%
   Savings accounts                        9,280       2.54%        9,510       2.40%        7,568       2.36%
   Time, $100,000 and over                11.129       5.27%        8,821       5.35%        6,397       5.62%
   Other time Deposits                    24,497       5.06%       22,299       5.07%       19,958       5.36%
                                          ------       ----        ------       ----        ------
   Total Interest bearing  deposits       69,280       3.70%       60,753       3.67%       50,685       3.81%
                                          ------       ----        ------       ----        ------
    Total Deposits                        83,556                   74,048                   61,319
                                          ======                   ======                   ======

                    MATURITIES OF TIME DEPOSITS OVER $100,000
                             (DOLLARS IN THOUSANDS)

December 31,                                                 2000                          1999                        1998
                                                                  OTHER                          OTHER                        OTHER
                                                 CERTIFICATES     TIME        CERTIFICATES       TIME       CERTIFICATES      TIME
                                                 OF DEPOSITS    DEPOSITS      OF DEPOSITS      DEPOSITS     OF DEPOSITS     DEPOSITS

Three months or less                                3,415            0            2,544            0            1,464            0
Over three through six months                       1,646            0            1,984            0            1,697            0
Over six through twelve months                      1,753            0            2,074            0            2,186            0
Over twelve Months                                    696            0            2,251            0            2,514            0
                                                  -------          ---          -------          ---          -------          ---

    Total                                           7,510            0            8,853            0            7,861            0
                                                  =======          ===          =======          ===          =======          ===

                                    TABLE VI
                           RETURN ON EQUITY AND ASSETS

December 31,                                        2000            1999            1998
Return on average assets                            1.00%           0.76%           0.70%
Return on average common Equity                    15.95%          12.55%          11.40%
Common dividend payout ratio                        4.53%           5.82%           6.38%
Average equity to average assets ratio              6.26%           6.04%           6.48%

                           LEVERAGE RATIO CALCULATIONS

December 31,                                       2000            1999            1998
Total average assets                              93,535          84,208          70,826
    Less intangibles                                   0               0               0

   Total tangible average assets                  93,535          84,208          70,826

Total common shareholders' equity                   6312           5,251           4,924
     Less intangibles                                  0               0               0
     Total tangible period-end common
             shareholders' equity                   6312           5,251           4,924

Leverage ratio                                      6.75%           6.24%           6.95%

                            RISK-BASED CAPITAL RATIO
                                   (Bank Only)

   Tier I capital ratio                        7.06%         6.12%
   Total risk-based capital ratio             10.41%         9.14%

                                    TABLE VII
                              SHORT TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)

Year ended December 31,                                  2000                      1999                      1998
                                                             SECURITIES                 SECURITIES                SECURITIES
                                                   FEDERAL   SOLD UNDER      FEDERAL    SOLD UNDER     FEDERAL    SOLD UNDER
                                                    FUNDS    AGREEMENTS       FUNDS     AGREEMENTS      FUNDS     AGREEMENTS
                                                     SOLD   TO REPURCHASE      SOLD    TO REPURCHASE     SOLD    TO REPURCHASE
Maximum outstanding at any month-end                11,426       1,219         2,970         675         2,400         900
Average Balance                                      8,005         466         2,889         401           575         449
Ending balance                                       8,808         598         2,970         672           500         646
Average interest rate                                 6.42%       3.63%         6.16%       3.48%         8.60%       4.54%
Average interest rate at year-end                     6.12%       3.68          6.00%       2.08%         9.89%       3.15%

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

ITEM 10. DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled "Election of Directors" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange within 120 days of the end of the Company's fiscal year ended December 31, 2000.

PRINCIPAL OFFICERS OF THE COMPANY AND ITS SUBSIDIARY BANK

All principal officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understanding between the Company and any principal officer pursuant to which any such person was elected as a principal officer of the Company.

J. E. "BOB" MCLEAN, III, 64, is Chairman of the Bank and Company and was elected President and CEO in May 1997 of the Company. Mr. McLean is the owner and President of J. E. McLean & Sons, a family business he took over in 1967. He is a citrus grower who also harvests and ships fruit. Prior to that, Mr. McLean was a banker at Marine Bank of Tampa and was employed with Tampa Electric for three and a half years. He is a third generation of Valrico, attending Brandon High School and the University of Florida for a couple of years. Mr. McLean served in the Army. He has served as Chairman of the Board of the Bank since its inception in 1989 and has served as Chairman of the Board for the Company since May 1995.

JERRY L. BALL, 48, The President and CEO of the Bank is also the Executive Vice President of the Company. In May 1997, Mr. Ball was promoted to his current position. In 1995, Mr. Ball was promoted to Executive Vice President. From 1989 to May 1995, Mr. Ball served in the position of Senior Vice President and Cashier. From 1980 to April 1989, Mr. Ball was an Assistant Vice President and Branch Manager for First Union National Bank of Florida. Mr. Ball attended King College and received a B.A. degree in Business and Economics. He is a graduate of the School of Banking at the University of Florida. Mr. Ball has over 23 years of banking experience.

DONALD WEAVER, 58, joined the Company and Bank in November 1995. He was hired as Senior Vice President of Commercial Loans of the Bank. In May 1997, he was promoted to Executive Vice President and Director of Commercial Loans and was elected to the position of Secretary to the Company. He has over 35 years in commercial banking, all within the Hillsborough County area. He came to our Bank from Peoples Bank of Lakeland where he served as Vice President and Commercial Loan Manager since 1990. He attended Hillsborough Community College and has attended a number of banking schools. He has been a resident of the Brandon area for over 25 years.

Set forth below are the names and ages of the other principal officers of the Company's subsidiary bank, giving their principal occupation and business experience of each such principal officer during the past six years. All of such information has been furnished by each such person.

GLENN J. CHASTEEN, 49, is currently serving as Senior Vice President-Consumer Loans. He has been the Bank?s installment lender since June 1989. From January 1987 to October 1988, Mr. Chasteen served as

Senior Vice President of San Antonio Citizens Federal Credit Union. From February 1980 to January 1987, Mr. Chasteen served as Vice President-Consumer Lending with Sun Bank of Tampa Bay (formerly known as Brandon State Bank).

ROY SCHRETT, 63, has served as Senior Vice President-Commercial Loans since his employment April 1997. Mr. Schrett was with South Hillsborough Community Bank, a local independent bank, serving in the capacity of Senior Vice President and Senior Lending Officer. Prior employment has been with Southtrust Bank of West Florida, Nazareth National Bank, and Marine Midland Bank, N.A. Mr. Schrett has over 39 years of banking experience. Mr. Schrett graduated Summa Cum Laude, B.A. degree from Allentown College of St. Frances de Sales, University of Buffalo, A.A.S. degree, Graduate Lending School, University of Oklahoma and has taken several banking courses.

CAROL TODD JOHNSON, 69, has served as Vice President and Business Development Officer of the Bank since June 1991. Mrs. Johnson serves in this position on a part-time basis and was promoted in 1995 to Vice President-Business Development. From 1972 to May 1991, Mrs. Johnson was Vice President of Business and Community Development Officer at the Brandon office of Barnett Bank.

ROBERT M. (MYKE) MORRIS, ARA, 47, is currently serving as a Vice President - Commercial Loans. He has been serving in that position since September 1, 1999. He is an Accredited Rural Appraiser and State Certified General Appraiser. Before joining the bank, he was an agricultural investment portfolio manager.

SUSAN L. RADFORD, 43, is currently serving as a Vice President -
Cashier/Compliance Officer. She was promoted to this position in July 1999. Ms. Radford has 24 years of banking experience, 15 years in bank operations.

GLENDA C. PEACOCK, 61, is currently serving as a Vice President - Branch Manager of the Bank's Main office. She has been serving in this capacity since August 1, 1999. Prior to this, she served as a branch manager of our Brandon location since March 1994. Mrs. Peacock was hired by the Bank in August 1993 where she served as an AVP - Loan Officer.

MELISSA B. OVERTON, 43, is currently serving as a branch manager of our Brandon location as a Vice President - Branch Manager/Commercial Loan Officer. She has been serving in this capacity since August 1999. Mrs. Overton was hired by the bank as a commercial lender in March 1999. Prior to being hired by us, Mrs. Overton has worked for Suntrust and Barnett Banks as a commercial lender and also for a small community bank in southern Florida as a commercial lender/Branch manager. Also during 1997-1998, Mrs. Overton worked as a Human Resource Coordinator for a restaurant chain in southern Florida.

ITEM 11. MANAGEMENT COMPENSATION AND TRANSACTIONS

The information required by Item 11 pertaining to management compensation and transactions with management of the Company is incorporated herein by reference to the sections entitled "Executive Compensation and Other Information" and "Certain Transactions" in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders, which will be filed with the Federal Deposit Insurance Corporation within 120 days of the end of the Company's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The only class of voting securities of the Company is its Common Stock, 304,324 shares of which were outstanding as of December 31, 2000. To the best knowledge of the Company, other than Messrs. Carlton, Holmberg and Amerson (whose shareholdings are listed in "Security Ownership of Management" below), there are no other persons who own beneficially more than five percent (5%) of the Company's Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

The information set forth below as to the beneficial ownership of shares of Common Stock of the Company by each director of the Company, and by all directors and principal officers of the Company as a group, as of December 31, 2000 has been furnished by the respective persons.

                                             AMOUNT AND NATURE
NAME OF BENEFICIAL                              OF BENEFICIAL
      OWNER                                       OWNERSHIP          PERCENT OF CLASS
------------------                           ------------------      ----------------
LeVaughn Amerson                                    33,703 (1)            10.91
Jerry L. Ball                                        8,000 (8)             2.57
C. Dennis Carlton                                   30,878 (2)            10.00
H. Leroy English                                     8,825 (1)             2.86
Gregory L. Henderson                                15,203 (3)             4.92
Douglas A. Holmberg                                 34,010 (4)            11.01
Charles E. Jennings, Jr                             12,469 (5)             4.04
J. E. "Bob" McLean, III                             13,959 (6)             4.52
J. "Bill" Noriega, Jr                               12,229 (7)             3.92
Donald M. Weaver                                     6,300 (9)             2.03
                                                  --------               ------
All directors and principal                        175,376                49.02
officers as a group (10 persons)

1. All of these shares are owned as joint tenant with this individual's spouse. Includes 4703 shares subject to options which are presently exercisable.

2. Includes 26,025 shares which Mr. Carlton owns individually and 50 shares each owned in trust for Mr. Carlton's three children ( a total of 150 shares) of which Mr. Carlton is sole trustee. Includes 4703 shares subject to options which are presently exercisable.

3. Includes 10,000 shares which Dr. Henderson owns as joint tenant with Kathy Henderson, his wife, and 125 shares each owned by a trust set up for Dr. Henderson's four (4) children (a total of 500 shares) of which Kathy Henderson is sole trustee and as to which Dr. Henderson disclaims beneficial ownership. Includes 4703 shares subject to options which are presently exercisable.

4. Includes 29,207 shares which Mr. Holmberg owns individually. Also includes 100 shares which are owned by Mr. Holmberg's wife, as to which shares Mr. Holmberg disclaims beneficial ownership. Includes 4703 shares subject to options which are presently exercisable.

5. Includes 5,000 shares held in a Valrico State Bank Self-Directed Ira for the sole benefit of Mr. Jennings; 2,466 shares of which Mr. Jennings owns individually and 200 shares which Mr. Jennings owns as joint tenant with his wife. Also, includes 100 shares which Mr. Jennings' wife owns as to which shares Mr. Jennings disclaims beneficial ownership. Includes 4703 shares subject to options which are presently exercisable.

6. Includes 4,200 shares Mr. McLean owns as joint tenant with his wife and daughter and 1,170 shares owned by Mr. McLean in trust for his grandchildren for which Mr. McLean is sole trustee. Also includes 1,100 shares owned by Mr. McLean's daughter, son-in-law, and wife as to which shares Mr. McLean disclaims beneficial ownership. Includes 7,489 shares subject to options which are presently exercisable.

7. Includes 7,226 shares which Mr. Noriega owns individually and 100 shares each owned joint with three of Mr. Noriega's children (a total of 300 shares). Includes 4703 shares subject to options which are presently exercisable.

8. Includes 500 shares which Mr. Ball owns jointly with his spouse. Includes 7500 shares subject to options which are presently exercisable.

9. Includes 100 shares which Mr. Weaver owns individually and 200 shares owned in joint with Mr. Weavers spouse. Includes 6000 shares subject to options which are presently exercisable.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS:

(1)      Independent Auditors' ..................................................................................28

(2)      Consolidated Balance Sheets as of December 31, 2000 and 1999............................................29

(3)      Consolidated Statements of Income for Each of the Three Years
         in the Period Ended December 31, 2000...................................................................30

(4)      Consolidated Statements of Changes in Stockholders' Equity for Each
         of the Three Years in the Period Ended December 31, 2000................................................31

(5)      Consolidated Statements of Cash Flows for Each of the Three Years
         in the Period Ended December 31, 2000...................................................................32

(6)      Notes to Consolidated Financial Statements...........................................................33-46

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

The following financial statement schedules are attached to this 10-K in response to Item 14:

Report of Independent Auditors on Supplementary Schedules

Schedule II - Loans to Officers, Directors, Principal Security Holders, and any Associates of the Foregoing Persons

Schedule III - Loans and Lease Financing Receivables

                              VALRICO BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                    CONTENTS

                                                                                                              PAGE

INDEPENDENT AUDITORS' REPORT.............................................................................        1


FINANCIAL STATEMENTS

  Consolidated Balance Sheets............................................................................        2

  Consolidated Statements of Income......................................................................        3

  Consolidated Statements of Changes in Stockholders' Equity.............................................        4

  Consolidated Statements of Cash Flows..................................................................        5

  Notes to Consolidated Financial Statements.............................................................     6-19

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Valrico Bancorp, Inc. and Subsidiary
Valrico, Florida

We have audited the accompanying consolidated balance sheets of Valrico Bancorp, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valrico Bancorp, Inc. and Subsidiary at December 31, 2000 and December 31, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.



                                       Rex Meighen & Company, LLP
                                       Certified Public Accountants

Tampa, Florida
February 15, 2001

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                       -------------------------------
                                                                                         2000                   1999
                                                                                       ---------             ---------
                                                                                                 (in thousands)
                                                    ASSETS
Cash and non-interest bearing deposits                                                 $   5,764             $   6,787
Federal funds sold                                                                         8,808                   509
Securities available-for-sale                                                              7,128                 7,295
Securities to be held-to-maturity                                                          1,724                 1,839
Loans, net                                                                                66,826                62,385
Facilities, net                                                                            3,384                 3,504
Other real estate                                                                             --                     1
Accrued interest receivable                                                                  604                   580
Other assets                                                                               1,645                 1,466
                                                                                       ---------             ---------

                      Total assets                                                     $  95,883             $  84,366
                                                                                       =========             =========

                                                    LIABILITIES
Deposits:
Demand deposits                                                                        $  14,621             $  13,080
NOW accounts                                                                              17,887                15,110
Money market accounts                                                                      6,381                 5,780
Savings accounts                                                                           9,193                 9,894
Time deposits, $100,000 and over                                                          11,482                 8,850
Other time deposits                                                                       24,361                21,019
                                                                                       ---------             ---------

                      Total deposits                                                      83,925                73,733

Securities sold under agreements to repurchase                                               598                   672
Accounts payable and accrued liabilities                                                     970                   572
Advances under line-of-credit                                                                970                   970
Notes payable                                                                              3,108                 3,168
                                                                                       ---------             ---------

                      Total liabilities                                                   89,571                79,115
                                                                                       ---------             ---------

Commitments and contingencies (Notes O and P)

                                                 STOCKHOLDERS' EQUITY

Common stock, no par value, authorized 1,000,000
  shares, issued and outstanding 304,324 shares for 2000;
  301,509 for 1999                                                                           304                   302
Capital surplus                                                                            2,515                 2,450
Retained earnings                                                                          3,535                 2,643
Accumulated other comprehensive income                                                       (42)                 (144)
                                                                                       ---------             ---------

                      Total stockholders' equity                                           6,312                 5,251
                                                                                       ---------             ---------

                      Total liabilities and stockholders' equity                       $  95,883             $  84,366
                                                                                       =========             =========

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------------------
                                                                                     2000            1999            1998
                                                                                   --------        --------        --------
                                                                                     (in thousands, except per share data)
INTEREST INCOME
         Interest and fees on loans                                                $  6,206        $  5,284        $  4,802
         Interest on investment securities:
                  U. S. Treasury                                                         --              19              46
                  U. S. Government agencies and corporations                            415             414             314
                  Other                                                                 120              73             116
         Income on Federal funds sold                                                   514             477             265
                                                                                   --------        --------        --------
                           Total interest income                                      7,255           6,267           5,543
                                                                                   --------        --------        --------

INTEREST EXPENSE
         Interest on deposits                                                         2,563           2,229           1,940
         Interest on short-term borrowings                                              108              82              70
Interest on long-term debt                                                              209             211             189
                                                                                   --------        --------        --------
                                    Total interest expense                            2,880           2,522           2,199
                                                                                   --------        --------        --------
                           Net interest income                                        4,375           3,745           3,344

PROVISION FOR LOAN LOSSES                                                               250             101             210
                                                                                   --------        --------        --------
                                    Net interest income after provision
                                     for loan losses                                  4,125           3,644           3,134
                                                                                   --------        --------        --------

OTHER INCOME
         Service charges on deposit accounts                                            834             729             563
         Miscellaneous income                                                           106             109              94
                                                                                   --------        --------        --------
                           Total other income                                           940             838             657
                                                                                   --------        --------        --------

OTHER EXPENSES
         Salaries and employee benefits                                               2,111           1,843           1,487
         Occupancy expense                                                              324             363             282
         Equipment expense                                                              291             321             298
         Stationery, printing and supplies                                              130             139             103
         Miscellaneous expenses                                                         837             853             742
                                                                                   --------        --------        --------
                           Total other expenses                                       3,693           3,519           2,912
                                                                                   --------        --------        --------
                                                                                      1,372             963             879
INCOME BEFORE INCOME TAXES

                                                               438             324              318
INCOME TAXES
                                                          --------        --------         --------

                           NET INCOME                          934             639              561

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities                        102            (153)              18
                                                          --------        --------         --------

COMPREHENSIVE INCOME                                      $  1,036        $    486         $    579
                                                          ========        ========         ========
                                                                           302,138          305,565
PER SHARE DATA
         Average shares outstanding                                                         299,221
                                                          --------        --------         --------

                           Basic EPS                      $   3.09        $   2.09         $   1.88
                                                          ========        ========         ========


                      VALRICO BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           COMMON        CAPITAL         RETAINED     ACCUMULATED       TOTAL
                                                            STOCK        SURPLUS         EARNINGS        OTHER      STOCKHOLDERS'
                                                                                                     COMPREHENSIVE      EQUITY
                                                                                                         INCOME
                                                           ------        --------        --------    -------------  -----------
                                                                                        (in thousands)
Balance, December 31, 1997                                  $ 299         $ 2,431         $ 1,516         $  (9)        $ 4,237
Net income for 1998                                            --              --             561            --             561
         Other comprehensive income, net of tax:
           Net change in net
           unrealized holding
           losses on securities                                --              --              --            18              18
         Stock issuance                                        15             213              --            --             228
         Cash dividends                                        --              --             (36)           --             (36)
         Stock redemption                                      (6)            (78)             --            --             (84)
                                                            -----         -------         -------         -----         -------
Balance, December 31, 1998                                    308           2,566           2,041             9           4,924
                                                               --              --             639            --             639
Net income for 1999
         Other comprehensive
  income, net of tax:
           Net change in net
           unrealized holding
           losses on securities                                --              --              --          (153)           (153)
         Stock issuance                                         4              74              --            --              78
         Cash dividends                                        --              --             (37)           --             (37)
Stock redemption                                              (10)           (190)             --            --            (200)
                                                            -----         -------         -------         -----         -------
Balance, December 31, 1999                                    302           2,450           2,643          (144)          5,251
                                                                                              934                           934
Net income for 2000                                            --              --                            --
         Other comprehensive
  income, net of tax:
           Net change in net
           unrealized holding
           losses on securities                                --              --              --           102             102
         Stock issuance                                         2              65              --            --              67
         Cash dividends                                        --              --             (42)           --             (42)
                                                            -----         -------         -------         -----         -------

Balance, December 31, 2000                                  $ 304         $ 2,515         $ 3,535         $ (42)        $ 6,312
                                                            =====         =======         =======         =====         =======

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------------------
                                                                                        2000             1999              1998
                                                                                      --------         --------         --------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                   $    934         $    639         $    561
Adjustments to reconcile net income to net
 cash provided by operating activities:
                  Provision for loan losses                                                250              101              210
                  Depreciation and amortization                                            265              284              287
                  Net amortization (accretion) of investment                                 8                1              (11)
                   security premiums and discounts
                  Deferred income taxes                                                   (135)             (44)            (128)
                  (Increase) in assets:                                                    (24)            (101)             (10)
                           Accrued interest receivable
                           Other assets                                                    (45)             (69)            (107)
                  Increase (decrease) in liabilities:
                           Accounts payable and accrued liabilities                        398             (315)             412
                                                                                      --------         --------         --------
                                    Net cash provided by operating                       1,651              496            1,214
activities
                                                                                      --------         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
         Securities available-for-sale:
                  Purchase of securities                                                    --           (1,956)          (3,635)
                  Proceeds from maturities of securities                                   281            1,290            2,400
         Securities to be held to maturity:
                  Proceeds from maturities of securities                                   120              215              385
         Decrease (increase) in Federal funds sold                                      (8,299)           5,847           (6,356)
         Net increase in loans                                                          (4,716)          (6,797)          (8,133)
         Purchase of facilities                                                           (145)            (373)            (829)
         Proceeds from sale of other real estate                                             1              101               --
                                                                                      --------         --------         --------
                                    Net cash used in investing activities              (12,758)          (1,673)         (16,168)
                                                                                      --------         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES                                                    10,192            3,228           15,459
         Net increase in deposits
         Increase (decrease) in Federal funds purchased                                     --               --           (1,872)
         Net increase (decrease) in securities sold under
          agreements to repurchase                                                         (74)              26              147
    Proceeds from issuance of long-term debt                                                --               --            2,000
    Principal payments on long-term debt                                                   (59)             (55)             (50)
    Proceeds from issuance of common stock                                                  67               78              228
         Cash dividends paid                                                               (42)             (37)             (36)
Redemption of common stock                                                                  --             (200)             (84)
Net borrowings on line-of-credit                                                            --              470              100
                                                                                      --------         --------         --------
                                    Net cash provided by financing                      10,084            3,510           15,892
activities
                                                                                      --------         --------         --------


                                    NET INCREASE (DECREASE) IN CASH                     (1,023)           2,333              938
CASH, BEGINNING OF YEAR                                                                  6,787            4,454            3,516
                                                                                      --------         --------         --------


CASH, END OF YEAR                                                                     $  5,764         $  6,787         $  4,454
                                                                                      ========         ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                  Cash paid during the year for interest                              $  2,739         $  2,202         $  2,271
                  Cash paid during the year for income taxes                          $    516         $    307         $    101





See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

Basis of Financial Statement Presentation:

         The accounting and reporting policies of the Company conform with generally accepted accounting principles and with general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

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

         Debt securities that an enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in net income. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses included as accumulated other comprehensive income in a separate component of stockholders~ equity.

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

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

Allowance for Loan Losses:

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. The allowance for loan losses is based on management's evaluation of various factors including prevailing and anticipated economic conditions, diversification and size of the loan portfolio, current financial status and credit standing of the borrower, the status and level of non-performing assets, past and expected loan loss experience, adequacy of collateral, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

Off Balance Sheet Financial Instruments:

         In the ordinary course of business, the Bank has entered into off balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Income Taxes:

         The Bank accounts for income taxes under the asset and liability method as prescribed in FAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

         This statement is effective for fiscal years beginning after December 15, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         The effect of FAS 130 was not significant to the Company? financial statements.

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


NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in securities at December 31, 2000, are as follows:

                                                         AMORTIZED       GROSS        GROSS         FAIR
                                                           COST       UNREALIZED   UNREALIZED      VALUE
                                                                         GAINS       LOSSES
                                                         ---------    ----------   ----------      -------
                                                                                (in thousands)
         Securities available-for-sale:
                  U. S. Government agencies               $   998        $   5        $  --        $ 1,003
                  State and municipal                       1,265           --           20          1,245
                  Mortgage-backed securities                3,567           --           30          3,537
                  Other                                     1,349           --            6          1,343
                                                          -------        -----        -----        -------

                                                          $ 7,179        $   5        $  56        $ 7,128
                                                          =======        =====        =====        =======

Securities to be held-to-maturity:                            438            3           --            441
         Mortgage-backed securities                            --
         State and municipal                                1,286           49           --          1,335
                                                          -------        -----        -----        -------

                                                          $ 1,724        $  52        $  --        $ 1,776
                                                          =======        =====        =====        =======

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000



NOTE B - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investments in securities at December 31, 1999, are as follows:

                                                         AMORTIZED       GROSS        GROSS        FAIR
                                                            COST      UNREALIZED   UNREALIZED     VALUE
                                                                         GAINS        LOSSES
                                                         ---------    ----------   ----------     -------
                                                                                 (in thousands)
         Securities available-for-sale:
                  U. S. Treasury                          $   997        $  --        $  23          $974

                  U. S. Government agencies                 1,260           --           --         1,260
                  Mortgage-backed securities                3,837           --           52         3,785
                  Other                                     1,370           --           94         1,276
                                                          -------        -----        -----       -------

                                                          $ 7,464           $-        $ 169       $ 7,295
                                                          =======        =====        =====       =======
Securities to be held-to-maturity:                        $   554        $  14        $  --       $   568
         Mortgage-backed securities
         State and municipal                                1,285            5           --         1,290
                                                          -------        -----        -----       -------

                                                          $ 1,839        $  19           $-       $ 1,858
                                                          =======        =====        =====       =======

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. The estimated fair value of securities is determined on the basis of market quotations. Securities with amortized cost of approximately $765,000 and $818,000 and market values of approximately $773,000 and $804,000 were pledged to secure repurchase agreements and deposit accounts at December 31, 2000 and 1999, respectively.

There were no security sales during 2000.

At December 31, 1995, securities with an amortized cost of approximately $1,646,000 were transferred to held-to-maturity from available-for-sale due to a one-time opportunity to reassess security classifications in accordance with guidelines issued by the FASB. These securities had a net unrealized loss of $5,000 at December 31, 2000.

The cost and estimated fair value of debt securities at December 31, 2000, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                           SECURITIES               SECURITIES TO BE
                                                                      AVAILABLE-FOR-SALE            HELD-TO-MATURITY
                                                                   -----------------------      ------------------------
                                                                   AMORTIZED        FAIR        AMORTIZED         FAIR
                                                                     COST           VALUE          COST           VALUE
                                                                   ---------       -------      ---------        -------
                                                                                       (in thousands)
          Due in one year or less                                   $     5        $     5        $     2        $     2
          Due from one to five years                                  2,133          2,132            311            319
          Due from five to ten years                                  2,469          2,434            768            801
          Due after ten years                                         2,572          2,557            643            654
                                                                    -------        -------        -------        -------

                                                                    $ 7,179        $ 7,128        $ 1,724        $ 1,776
                                                                    =======        =======        =======        =======

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE C - LOANS

The loan portfolio is classified as follows:


                                                                               DECEMBER 31,
                                                                      -----------------------------
                                                                        2000                 1999
                                                                      --------             --------
                                                                              (in thousands)
                  Commercial and agricultural                         $ 53,930             $ 49,039
                  Real estate                                            4,336                4,651
                  Installment and other loans                            9,579                9,549
                                                                      --------             --------
                  Total loans                                           67,845               63,239
                           Less, unearned income                           (76)                 (76)
                           Less, allowance for loan losses                (943)                (778)
                                                                      --------             --------

                                                                      $ 66,826             $ 62,385
                                                                      ========             ========

The following is a summary of the transactions in the allowance for loan losses:


                                                                     YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                            2000              1999              1998
                                                            -----             -----             -----
                                                                        (in thousands)
         Balance, beginning of year                         $ 778             $ 776             $ 576
         Provision charged to operating expenses              250               101               210
         Loans charged-off                                   (174)             (102)              (24)
         Recoveries                                            89                 3                14
                                                            -----             -----             -----

                                                            $ 943             $ 778             $ 776
                                                            =====             =====             =====

Loans on which interest was not being accrued totaled $638,000 at December 31, 2000. Had interest been accrued on these non-accrual loans at originally contracted rates, interest income (before income taxes) would have been increased by approximately $38,000 for 2000. During 1999 there were no loans on which interest was not being accrued.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 2000 and 1999, the Bank has classified loans in the amounts of $252,500 and $270,000 as impaired loans, respectively. The allowance for loan losses includes amounts applicable to impaired loans. These allowances are not significant to the Bank's financial statements.

See Accompanying Notes to Consolidated Financial Statements

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE D - FACILITIES

Facilities are summarized as follows:


                                                           ACCUMULATED                        ESTIMATED
                                                          DEPRECIATION &     NET BOOK          USEFUL
                                              COST         AMORTIZATION       VALUE            LIVES
                                             ------       --------------     -------         ---------
                                                          (in thousands)
  DECEMBER 31, 2000
  Land                                       $1,087              --          $1,087              N/A
  Building                                    1,830             203           1,627          39 [ ] years
  Leasehold improvements                        602             332             270          3 - 15 years
  Furniture, fixtures and equipment           1,836           1,436             400          2 - 15 years
                                             ------          ------          ------
                                             $5,355          $1,971          $3,384
                                             ======          ======          ======

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE D - FACILITIES (CONTINUED)


                                                           ACCUMULATED                        ESTIMATED
                                                          DEPRECIATION &     NET BOOK          USEFUL
                                              COST         AMORTIZATION       VALUE            LIVES
                                             ------       --------------     -------         ---------
                                                          (in thousands)
  DECEMBER 31, 1999
  Land                                       $1,060          $   --          $1,060          N/A
  Building                                    1,828             144           1,684          39 1/2 years
  Leasehold improvements                        602             284             318          3 - 15 years
  Furniture, fixtures and equipment           1,721           1,279             442          2 - 15 years
                                             ------          ------          ------
                                             $5,211          $1,707          $3,504
                                             ======          ======          ======

Other expenses for the years ended December 31, 2000, 1999, and 1998, included depreciation and amortization of facilities of $265,000, $274,000, and $277,000, respectively.


NOTE E - TIME DEPOSITS

At December 31, 2000, scheduled maturities (in thousands) of time deposits are as follows:


              2001                                            $30,189
              2002                                              2,437
              2003                                              1,720
              2004                                                362
              2005 and thereafter                               1,135
                                                              -------
                                                              $35,843
                                                              =======


NOTE F - ADVANCES UNDER LINE-OF-CREDIT

The Company entered into an open end loan agreement with Independent Banker's Bank of Florida which provides for maximum borrowings of $1,000,000 at the prime interest rate. The security for the loan agreement consists of the Bank's common stock and a security interest in other Company assets.

At December 31, 2000, the outstanding balance was $969,950. Interest expense was $91,955, $68,000 and $34,032 for the years ended December 31, 2000, 1999 and 1998, respectively.

See Accompanying Notes to Consolidated Financial Statements

                     VALRICO BANCORP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE G - NOTES PAYABLE

Long-term debt consists of the following: :


                                                                                       DECEMBER 31,
                                                                                     ----------------
                                                                                      2000      1999
                                                                                     ------    ------
                                                                                      (in thousands)
Note payable to Independent Banker? Bank of Florida, principal and                   $1,108    $1,168
  interest of $13,000, payable monthly at 8.5% for the first year and adjustable each year based on the U. S. Treasury Note three-year index; due on January 14, 2012.  Secured by real estate.
Note payable to the Federal Home Loan Bank of Atlanta, interest payable               2,000     2,000
  quarterly at 5.51%, principal due March 26, 2008.  The loan is callable as of March 26, 2003 and may be prepaid.  Collateralized by mortgage loans and Federal Home Loan Bank stock.
                                                                                     ------    ------
                                                                                      3,108     3,168
                  Less: current portion                                                (63)      (58)
                                                                                     ------    ------

                                                                                     $3,045    $3,110
                                                                                     ======    ======

Estimated maturities (in thousands) on long-term debt are as follows:


      2002                             $   69
      2003                                 75
      2004                                 81
      2005                                 89
      2006                                 96
      Thereafter                        2,635
                                       ------
                                       $3,045
                                       ======

Interest expense was $209,012, $210,721 and $189,608 for the years ended December 31, 2000, 1999 and 1998, respectfully.


NOTE H - STOCK OPTION PLAN

The Company adopted the 1998 Stock Option Plan on December 15, 1998, replacing its previous stock option plan. All options under the old plan have been terminated. Under the new plan, 65,000 shares of the Company's common stock have been reserved to grant to officers, directors and other key personnel of the Bank. Option prices per share are set by a committee of the Board of Directors at the time of the grant, but the price cannot be less than the fair market value of the stock at the date of the grant. The options are generally non-transferable and expire following termination of employment with the Bank, except in the event of death or disability.

At December 31, 1998 options for 59,910 shares had been granted with an exercise price of $16 per share. All such options expire December 14, 2008. At December 31, 2000, options on 5,090 shares remain available for grant.

The Company accounts for these options based upon APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its stock options. Had the compensation cost been determined based upon FAS Opinion No. 123, the Company's net income would have been reduced approximately $40,720 for 2000 and $38,000 for 1999.


NOTE I - EMPLOYEE BENEFIT PLANS

The Bank has an Employee Stock Ownership Plan containing Internal Revenue Code
Section 401(k) provisions. The Plan became effective January 1, 1997, and is for the benefit of employees who have completed six months of service and attained age 18. The Plan provides for three types of Company contributions:

         (1) Basic contributions - discretionary contribution made for all non-highly compensated participants in order to satisfy the non-discrimination requirements of the Internal Revenue Code.

         (2) Matching contribution - the Bank matches 25% of salary reduction contributions up to 6% of compensation.

         (3) Optional contributions - additional discretionary contribution made by the Bank allocated to the accounts of participants on the basis of total relative compensation.

Bank contributions to the Plan were $14,120 in 2000, $11,551 in 1999 and $7,980 in 1998.

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


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

As of December 31, 2000, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.


                                                                                                TO BE WELL CAPITALIZED
                                                                       FOR CAPITAL             UNDER PROMPT CORRECTIVE
                                            ACTUAL                  ADEQUACY PURPOSES             ACTION PROVISIONS
                                   -------------------------    --------------------------    ---------------------------
                                     AMOUNT         RATIO          AMOUNT          RATIO         AMOUNT           RATIO
                                   -----------     ---------    ------------     ---------    -------------     ---------
                                                                  (dollars in thousands)
As of December 31, 2000:             $7,571         10.41%         $5,821         8.00%           $7,276        10.00%
 Total risk-based capital
    (To risk-weighted assets)
  Tier I capital                     $6,661          9.15%         $2,950         4.00%           $4,366         6.00%
    (To risk-weighted assets)
  Tier I capital                     $6,661          7.13%         $3,739         4.00%           $4,674         5.00%
    (To adjusted total assets)

As of December 31, 1999:
 Total risk-based capital
    (To risk-weighted assets)        $6,608          9.77%         $5,426         8.00%           $6,783        10.00%
  Tier I capital
    (To risk-weighted assets)        $5,830          8.62%         $2,713         4.00%           $4,070         6.00%
  Tier I capital
    (To adjusted total assets)       $5,830          6.82%         $3,418         4.00%           $4,272         5.00%


NOTE K - OPERATING LEASES

The Bank leases two branch locations. One branch is leased from a director of the Bank. This lease expires March 31, 2003, and provides for annual rents of $42,000. The Bank has the option to renew the lease for three additional three-year terms at rents to be negotiated at the time of the renewal. The second branch is located in Wal-Mart. This lease provides for a monthly rental of $2,083 for five years. The Bank has the option to renew the lease for two additional five-year terms with annual rents of $31,250 and $39,062 respectively. Rental expense under said leases was approximately $67,000 for each of the years ended December 31, 2000, 1999, and 1998.

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE K - OPERATING LEASES (CONTINUED)

These leases are accounted for as operating leases.

The future minimum rental commitment for said leases are as follows:


       2001                       $ 67,000
       2002                         54,500
       2003                         10,500
       2004                             --
       2005                             --
                                  --------
                                  $132,000
                                  ========


NOTE L - DEFERRED COMPENSATION AGREEMENTS

The Bank entered into deferred compensation agreements with certain executive officers. The agreements provide for a flat annual retirement benefit at the time the employee participates in the agreement. The benefit may be increased by a cost of living adjustment annually and is to be paid for 15 years. Provisions under these agreements for 2000, 1999, and 1998 were $40,931, $28,819, and $4,741, respectively.


NOTE M - OTHER EXPENSES

Miscellaneous expenses were as follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                    2000                    1999                    1998
                                                    ----                    ----                    ----
                                                                       (in thousands)
Advertising and public relations                    $ 97                    $ 99                    $104
Professional fees                                    104                      77                      73
Postage                                               80                      75                      64
Taxes                                                 21                     108                      87
Insurance                                             91                      93                      74
Other                                                444                     401                     340
                                                    ----                    ----                    ----
                                                    $837                    $853                    $742
                                                    ====                    ====                    ====

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


Note N - Income Taxes

The provision for income taxes is summarized as follows:


                                                                        YEAR ENDED DECEMBER 31,
                                                        2000                      1999                      1998
                                                        -----                     -----                     -----
                                                                             (in thousands)
Current income taxes:
     Federal                                            $ 514                     $ 331                     $ 381
     State                                                 59                        37                        65
                                                        -----                     -----                     -----
          Total current income taxes                      573                       368                       446
Deferred incomes taxes (credit)                          (135)                      (44)                     (128)
                                                        -----                     -----                     -----
          Income tax provision                          $ 438                     $ 324                     $ 318
                                                        =====                     =====                     =====

A reconciliation of the income tax computed at the Federal statutory rate of 34% and the income tax provision shown on the statement of income follows:


                                                                               YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                      2000               1999              1998
                                                                      -----              -----             -----
                                                                                   (in thousands)
  Tax computed at statutory rate                                      $ 466              $ 327             $ 299
  Increase (decrease) resulting from:                                   (16)               (32)              (15)
           Tax exempt income
           State income tax, net of Federal tax benefit                  31                 32                30
           Other                                                        (43)                (3)                4
                                                                      -----              -----             -----
                    Income tax provision                              $ 438              $ 324             $ 318
                                                                      =====              =====             =====

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE N - INCOME TAXES (CONTINUED)

The components of the deferred income tax asset included in other assets are as follows:


                                                          DECEMBER 31,
                                                  ---------------------------
                                                  2000                  1999
                                                  -----                 -----
                                                         (in thousands)
Deferred tax liability:
Federal                                           $ (28)                $ (72)
State                                                (5)                  (13)
                                                  -----                 -----
                                                    (33)                  (85)
                                                  -----                 -----
Deferred tax asset:
Federal                                             399                   348
State                                                66                    60
                                                  -----                 -----
                                                    465                   408
                                                  -----                 -----
Net deferred tax asset (liability)                $ 432                 $ 323
                                                  =====                 =====

The tax effects of each type of significant item that gave rise to deferred taxes are:


                                                                         DECEMBER 31,
                                                                 ---------------------------
                                                                 2000                  1999
                                                                 -----                 -----
                                                                       (in thousands)
         Accumulated other comprehensive income                  $  13                 $  39
         Accretion income                                          (22)                  (23)
         Depreciation                                               35                    (5)
         Cash to accrual adjustment                                (11)                  (21)
Deferred loan fees                                                  28                    28
         Allowance for loan losses                                 301                   234
         Deferred compensation                                      36                    19
Other item                                                          52                    52
                                                                 -----                 -----
                           Net deferred tax asset                $ 432                 $ 323
                                                                 =====                 =====

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE O - COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities follows:


                                                          DECEMBER 31,
                                                --------------------------------
                                                 2000                      1999
                                                ------                    ------
                                                        (in thousands)
Commitments to extend credit                    $5,451                    $9,350
Standby letters of credit                       $  555                    $  551

The Bank uses the same credit policies in making commitments to extend credit and in issuing standby letters-of-credit as it does for extensions of credit shown on the balance sheets.

The Bank is party to litigation, outstanding commitments and other contingent liabilities arising in the normal course of business. In the opinion of management, the resolution of such matters will not have a material effect on the financial statements.

The Bank has a $5,000,000 unused line-of-credit with Federal Home Loan Bank, and a $1,500,000 unused line-of-credit with Independent Banker's Bank of Florida for the purchase of Federal funds.


NOTE P - CONCENTRATIONS OF CREDIT

Substantially all of the Bank's loans, commitments and standby letters-of-credit have been granted to customers in Hillsborough County, Florida. The concentrations of credit by type of loan are set forth in Note C. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters-of-credit were granted primarily to commercial borrowers.

At December 31, 2000, the Bank had $532,800 in excess of FDIC deposit insurance in non-interest bearing accounts with other financial institutions.


NOTE Q - RELATED PARTIES

Certain officers, directors, employees of the Bank, and certain corporations and individuals related to such persons have deposits and indebtedness, in the form of loans, as customers. The total of such deposits at December 31, 2000, was $3,655,408. Total loans to such persons and their affiliates amounted to $3,747,000 and $3,399,000 at December 31, 2000 and 1999, respectively. During 2000, originations of related party loans totaled $3,208,000 and payments on related party loans totaled $2,860,000.


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

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


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

The estimated fair values of the Bank's financial instruments at December 31, 2000, are as follows:


                                                           CARRYING                    FAIR
                                                            AMOUNT                     VALUE
                                                           --------                    -------
                                                                      (in thousands)
FINANCIAL ASSETS                                            $14,572                    $14,572
         Cash and short-term investments
         Investment securities                                8,852                      8,904
         Loans                                               66,826                     68,086
                                                            -------                    -------

                                                            $90,250                    $91,562
         Total assets valued                                =======                    =======

FINANCIAL LIABILITIES                                       $83,925                    $84,220
         Deposits
         Short-term borrowings                                1,568                      1,568
         Long-term debt                                       3,108                      3,094
                                                            -------                    -------
                                                            $88,601                    $88,882
                                                            =======                    =======

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE S - PARENT COMPANY FINANCIAL INFORMATION

                  Presented below are condensed financial statements for Valrico Bancorp, Inc. (parent only):

   CONDENSED BALANCE SHEETS AS OF DECEMBER 31:


                                                       2000                      1999
                                                      ------                    ------
                                                              (in thousands)
         ASSETS
Cash                                                  $   37                    $   38
Investment in subsidiary bank, net                     6,692                     5,687
Facilities, net                                        1,591                     1,620
Other assets                                              73                        43
                                                      ------                    ------

   Total assets                                       $8,393                    $7,388
                                                      ======                    ======

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued liabilities                                   $    3                    $   --
Line-of-credit                                           970                       970
Note payable                                           1,108                     1,167
                                                      ------                    ------
Total liabilities                                      2,081                     2,137
Stockholders~ equity                                   6,312                     5,251
                                                      ------                    ------

Total liabilities and stockholders' equity            $8,393                    $7,388
                                                      ======                    ======

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE S - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

   CONDENSED STATEMENTS OF OPERATIONS AND STOCKHOLDERS' EQUITY
    YEAR ENDED DECEMBER 31:


                                                                 2000                        1999
                                                                -------                     -------
                                                                            (in thousands)

    Equity in net income of subsidiary bank:
       Undistributed                                            $   903                     $   682
       Distributed                                                   89                          --
    Rent income                                                     204                         204
    Other income                                                     --                          26
    Interest expense                                               (187)                       (168)
    Other expenses                                                  (75)                       (105)
                                                                -------                     -------
       Net income                                                   934                         639

STOCKHOLDERS' EQUITY
Beginning of year                                                 5,251                       4,924
    Dividends paid                                                  (42)                        (37)
    Stock issuance                                                   67                          78
    Stock redemption                                                 --                        (200)
    Net change in unrealized holding losses
       on securities in subsidiary bank                             102                        (153)
                                                                -------                     -------

End of year                                                     $ 6,312                     $ 5,251
                                                                =======                     =======

See Accompanying Notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000


NOTE S - PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

   CONDENSED STATEMENTS OF CASH FLOWS
   YEAR ENDED DECEMBER 31:


                                                                                             2000              1999
                                                                                             -----             -----
                                                                                                 (in thousands)
         CASH FLOWS FROM OPERATING ACTIVITIES
                  Net income                                                                 $ 934             $ 639
                  Adjustment to reconcile net income to net
                   cash provided by operating activities:
                           Equity in undistributed earnings of subsidiary                     (903)             (682)
                           Depreciation                                                         29                29
                           Amortization                                                         --                10
                  Decrease (increase) in other assets                                          (30)              (15)
                  Increase (decrease) in accounts payable and accrued liabilities                3               (10)
                                                                                             -----             -----

Net cash used in operating activities                                                           33               (29)
                                                                                             -----             -----

CASH FLOWS FROM INVESTING ACTIVITIES
                  Additional investment in subsidiary                                           --              (299)
                                                                                             -----             -----

Net cash provided by (used in) investing activities                                             --              (299)
                                                                                             -----             -----

         CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                                                        67                78
                  Redemption of common stock                                                    --              (200)
                  Cash dividend on common stock                                                (42)              (37)
                  Principal payments on long-term debt                                         (59)              (55)
                  Net increase in short-term borrowings                                         --               470
                                                                                             -----             -----

Net cash provided by (used in) by financing activities                                         (34)              256
                                                                                             -----             -----

         NET DECREASE IN CASH                                                                   (1)              (72)

         CASH AT BEGINNING OF YEAR                                                              38               110
                                                                                             -----             -----

CASH AT END OF YEAR                                                                          $  37             $  38
                                                                                             =====             =====

See Accompanying Notes to Consolidated Financial Statements

SCHEDULE II

                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS

Year ended December 31, 2000


                                      BALANCE                                  REDUCTIONS                BALANCE
                                     BEGINNING                                 ----------                 END OF
           NAME OF                   OF PERIOD                        AMOUNTS         AMOUNTS             PERIOD
          BORROWER                   1-01-2000      ADDITIONS        COLLECTED      CHARGED OFF         12-31-2000
------------------------------      -----------    -----------      -----------     -----------        -----------

C. Dennis Carlton(1)                $   100,000    $         0      $    10,000       $   0             $   90,000
C. Dennis Carlton(2)                     28,321              0            3,010           0                 25,311
C. Dennis Carlton(3)                    240,000              0           60,002           0                179,998
Carlton, Sr.(4)                          52,394              0            7,390           0                 45,004
Carlton & Carlton(5)                     12,641              0            4,322           0                  8,319
C. Dennis Carlton(6)                     11,750              0            3,743           0                  8,007
C. Dennis Carlton(7)                     13,318              0            8,928           0                  4,390
C. Dennis Carlton(8)                    178,085              0           82,869           0                 95,216
C. Dennis Carlton(9)                     46,000              0           10,000           0                 36,000
LeVaughn Amerson(10)                          0         60,000           30,000           0                 30,000
Douglas Holmberg(11)                    365,000        775,000          740,000           0                400,000
Douglas Holmberg(12)                    250,000        500,000          500,000           0                250,000
Douglas Holmberg(13)                     61,243              0           19,766           0                 41,477
C. Dennis Carlton(14)                    19,184              0            6,149           0                 13,035
C. Dennis Carlton(15)                    19,624          90000           69,624           0                 40,000
C. Dennis Carlton(16)                         0         19,125            5,260           0                 13,865
C. Dennis Carlton(17)                         0         25,424            1,216           0                 24,208
C. Dennis Carlton(18)                         0         80,400                0           0                 80,400
Douglas Holmberg(19)                          0        156,162            4,547           0                151,615

5 Directors & Officers                  2001240        1502119          1293191           0              2,210,168
                                    -----------    -----------      -----------       -----             ----------

                                    $ 3,398,800    $ 3,208,230      $ 2,860,017       $   0             $3,747,013
                                    ===========    ===========      ===========       =====             ==========


               (Remainder of this page intentionally left blank)


See Accompanying Notes to Consolidated Financial Statements

NOTES


(1)C. DENNIS CARLTON                                                  (2)C. DENNIS CARLTON
--------------------                                                  --------------------
         Original date:   February 18, 1999                                    Original date:    June 28, 1995
         Maturity:        February 19, 2001                                    Maturity:         June 28, 2006
         Rate:            Prime + 1                                            Rate:             9.5%
         Terms:           Interest Monthly                                     Terms:            Principal & Interest
                                                                                                 Monthly.

         Collateral:      Unsecured                                            Collateral:       First Mortgage

(3)CARLTON & CARLTON                                                  (4)C. DENNIS CARLTON
--------------------                                                  --------------------
         Original date:   September 13, 1999                                   Original date:    October 4, 1991
         Maturity:        October 15, 2003                                     Maturity:         October 4, 2001
         Rate:            Prime + 1                                            Rate:             Prime plus 1
         Terms:           Interest Monthly                                     Terms:            Principal & Interest
                                                                                                 semi-annually

         Collateral:      Real Estate                                          Collateral:       First Mortgage

(5)CARLTON & CARLTON                                                  (6)C. DENNIS CARLTON
--------------------                                                  --------------------
         Original date:   July 25, 1997                                        Original date:    June 28, 1999
         Maturity:        August 5, 2002                                       Maturity:         December 28, 2002
         Rate:            8.9%                                                 Rate:             9.5%
         Terms:           Principal & Interest                                 Terms:            Principle & Interest
                          monthly                                                                Monthly

         Collateral:      Automobile                                           Collateral:       Automobile

(7)C. DENNIS CARLTON                                                  (8)C. DENNIS CARLTON
--------------------                                                  --------------------
         Original date:   June 24, 1998                                        Original date:    September 10, 1998
         Maturity:        June 24, 2001                                        Maturity:         September 10, 2001
         Rate:            8.25%                                                Rate:             Prime plus 1
         Terms:           Principal & Interest                                 Terms:            Principal & Interest
                          monthly                                                                monthly

         Collateral:      Automobile                                           Collateral:       Accounts Receivable / Inventory

(9)C. DENNIS CARLTON                                                  (10)LEVAUGHN AMERSON
--------------------                                                  --------------------
         Original date:   February 20, 1998                                    Original date:    February 20, 1992
         Maturity:        February 18, 2001                                    Maturity:         February 19, 2002
         Rate:            Prime + 1%                                           Rate:             Prime + .50%
         Terms:           Principal annually                                   Terms:            Interest Monthly
                          Interest quarterly

         Collateral:      Real Estate                                          Collateral:       Accounts Receivable / Inventory

(11)HOLMBERG FARMS                                                    (12)HOLMBERG FARMS
------------------                                                    ------------------
         Original date:   December 30, 1997                                    Original date:    September 10, 1998
         Maturity:        December 28, 2001                                    Maturity:         September 10, 2001
         Rate:            Prime + 1%                                           Rate:             Prime + 1%
         Terms:           Interest monthly                                     Terms:            Principal annually
                                                                                                 Interest monthly

         Collateral:      Agriculture equipment                                Collateral:       Unsecured

(13)HOLMBERG FARMS                                                    (14)C. DENNIS CARLTON
------------------                                                    ---------------------
         Original date:   May 20, 1998                                         Original date:    September 27, 1999
         Maturity:        May 19, 2003                                         Maturity:         October 5, 2002
         Rate:            8.9%                                                 Rate:             9.75%
         Terms:           Principle &Interest monthly                          Terms:            Principle & Interest
                                                                                                 Monthly

         Collateral:      Automobile                                           Collateral:       Automobile


See Accompanying Notes to Consolidated Financial Statements

(15)C. DENNIS CARLTON                                                 (16)C. DENNIS CARLTON
---------------------                                                 ---------------------
         Original date:   October 1, 1999                                      Original date:    January 6, 2000
         Maturity:        October 1, 2001                                      Maturity:         January 10, 2003
         Rate:            Prime + 0.75%                                        Rate:             9.75%
         Terms:           Interest Monthly                                     Terms:            Principle & Interest
                                                                                                 Monthly

         Collateral:      Unsecured                                            Collateral:       Automobile

(17)C. DENNIS CARLTON                                                 (18)C. DENNIS CARLTON
---------------------                                                 ---------------------
         Original date:   October 27, 2000                                     Original date:    September 22, 2000
         Maturity:        October 27, 2003                                     Maturity:         September 22, 2001
         Rate:            10.75%                                               Rate:             Prime + .50%
         Terms:           Principle &Interest monthly                          Terms:            Interest Monthly

         Collateral:      Automobile                                           Collateral:       Unsecured

(19)DOUGLAS HOLMBERG
--------------------
         Original date:   October 25, 2000
         Maturity:        April 25, 2005
         Rate:            10.5%
         Terms:           Principle
                          Interest Monthly

         Collateral:      Unsecured

                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS

Year ended December 31, 1999


                                      BALANCE                                  REDUCTIONS                BALANCE
                                     BEGINNING                                 ----------                 END OF
           NAME OF                   OF PERIOD                        AMOUNTS         AMOUNTS             PERIOD
          BORROWER                    1-01-99       ADDITIONS        COLLECTED      CHARGED OFF          12-31-99
------------------------------      -----------    -----------      -----------     -----------          --------

LeVaughn Amerson                    $    77,882    $    90,882      $   168,764       $   0             $        0
C. Dennis Carlton                        83,786              0           83,786           0                      0
Carlton & Carlton                           482              0              482           0                      0
C. Dennis Carlton                             0        125,000           25,000           0                100,000
C. Dennis Carlton                        30,831              0            2,510           0                 28,321
C. Dennis Carlton                             0        240,000                0           0                240,000
Carlton, Sr                              96,089          3,695           47,390           0                 52,394
Carlton & Carlton                        17,496              0            4,855           0                 12,641
C. Dennis Carlton                             0         13,104            1,355           0                 11,750
C. Dennis Carlton                        20,275              0            6,957           0                 13,318
C. Dennis Carlton                       254,263              0           76,178           0                178,085
C. Dennis Carlton                        80,000              0           34,000           0                 46,000
Douglas Holmberg                        316,126      1,300,000        1,251,126           0                365,000
Douglas Holmberg                         76,131              0           14,488           0                 61,643
Douglas Holmberg                        250,000        700,000          700,000           0                250,000
C. Dennis Carlton                             0         20,129              945           0                 19,184
C. Dennis Carlton                             0         20,000              376           0                 19,624

5 Directors & Officers                2,277,810      1,824,142        2,001,109           0              2,000,843
                                    -----------    -----------      -----------       -----             ----------

                                    $ 3,581,169    $ 4,336,952      $ 4,519,321       $   0             $3,398,800
                                    ===========    ===========      ===========       =====             ==========


See Accompanying Notes to Consolidated Financial Statements

                                  SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS


Year ended December 31, 1998


                                      BALANCE                                  REDUCTIONS                BALANCE
                                     BEGINNING                                 ----------                 END OF
           NAME OF                   OF PERIOD                        AMOUNTS         AMOUNTS             PERIOD
          BORROWER                    1-01-98       ADDITIONS        COLLECTED      CHARGED OFF          12-31-98
------------------------------      -----------    -----------      -----------     -----------          --------

LeVaughn Amerson                    $    60,882    $   122,000      $   105,000       $   0             $   77,882
C. Dennis Carlton                        33,521              0            2,690           0                 30,831
Carlton & Carlton                         6,770              0            6,289           0                    482
Carlton, Sr                             103,481              0            7,392           0                 96,089
Carlton & Carlton                        18,930              0           18,930           0                      0
Carlton & Carlton                        21,802              0            4,305           0                 17,496
C. Dennis Carlton                             0        108,750           24,964           0                 83,786
C. Dennis Carlton                             0         23,850            3,576           0                 20,275
C. Dennis Carlton                             0        278,000           23,737           0                254,263
C. Dennis Carlton                             0         80,000                0           0                 80,000
Holmberg Farms                          200,000              0          200,000           0                      0
Holmberg Farms                            1,698        654,906          340,478           0                316,126
Holmberg Farms                                0         84,161            8,030           0                 76,131
Holmberg Farms                                0        250,000                0           0                250,000

5 Directors & Officers                1,943,899      2,224,162        1,890,674           0              2,277,386
                                    -----------    -----------      -----------       -----             ----------

Totals                              $ 2,390,983    $ 3,825,829      $ 2,636,065       $   0             $3,581,169
                                    ===========    ===========      ===========       =====             ==========

See Accompanying Notes to Consolidated Financial Statements

                                 SCHEDULE III
                     LOANS AND LEASE FINANCING RECEIVABLES
                                 (IN THOUSANDS)


Year ended December 31,                                                                          2000           1999        1998
1.  Loans secured by real estate:
   a.  Construction and land development                                                         7,195          6,761       6,470
   b.  Secured by farmland (including farm residential and other
        Improvements)                                                                            4,491          4,582       2,780
   c.  Secured by 1-4 family residential properties
       (1) Revolving, open-ended loans secured by 1-4 family residential
           Properties and extended under lines of credit                                             0              0           0
       (2) All other loans secured by 1-4 family residential properties:
         (a)  Secured by first liens                                                             7,649          7,733       6,724
         (b)  Secured by junior liens                                                              756            369         550
   d.  Secured by multifamily (5 or more) residential Properties                                 1,515            381         346
   e.  Secured by non-farm nonresidential properties                                            22,729         20,222      15,226
2.  Loans to depository institutions                                                                 0              0           0
3.  Loans to finance agricultural production and other loans to farmers                          8,715          8,198       9,406
4.  Commercial and industrial                                                                    8,595          7,373       8,768
5.  Acceptance of other banks                                                                        0              0           0
6.  Loans to individuals for household, family, and other personal expenditures
    (I.e., consumer loans)(includes purchase paper)
   a.  Credit cards and related plans (includes check credit and other
   revolving credit plans)                                                                         504            543         402
   b.  Other (Includes single payment, installment, and all student loans)                       5,553          6,710       5,535
7.  Obligations (other than securities and leases) of states and political subdivisions in the U.S. (includes non-rated industrial development obligations)
   a.  Taxable obligations                                                                           0              0           0
   b.  Tax-exempt obligations                                                                        0              0           0
8.  All other loans (exclude consumer loans)                                                       142            368         327
9.  Lease financing receivables (net of unearned income)                                             0              0           0
10.Less:  any unearned income on loans reflected in items 1-8 above                                 76             77          65
11.Total loans and leases, net of unearned income (sum of items 1-9 minus item 10)              67,768         63,163      56,469

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

                                   SCHEDULE V
              INVESTMENT IN, INCOME FROM DIVIDENDS, AND EQUITY IN
          EARNINGS OR LOSSES, OF SUBSIDIARIES AND ASSOCIATED COMPANIES


NOT APPLICABLE

                                  SCHEDULE VI
                       ALLOWANCE FOR POSSIBLE LOAN LOSSES


PLEASE REFERENCE NOTES TO FINANCIAL STATEMENTS

NOTE C - LOANS

See Accompanying Notes to Consolidated Financial Statements

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2000.


EXHIBITS

(3)(i)       Articles of Incorporation of the Company(a)

(3)(ii)      Bylaws of the Company(a)

(10)(a)      Lease - Valrico State Bank - Jim Redman Parkway Office(c)

    (b)      Lease - Valrico State Bank - Brandon Office(b)(c)

    (c)      Valrico State Bank Stock Option Plan(b)(c)

    (d)      Valrico Bancorp Inc, Stock Option Plan(d)

(21)         Valrico State Bank(b)



(a) Incorporated by reference to the Company's Registration Statement #33-90524 on Form S-4 for the registrant.

(b)      Incorporated by reference to the Company's December 31, 1995 Form
         10-K.

(c)      Incorporated by reference to the Company's December 31, 1997 Form 10-K

(d)      Incorporated by reference to the Company's December 31, 1998 Form 10-K

See Accompanying Notes to Consolidated Financial Statements

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.


By: /s/ Bob McLean                  By: /s/ Jerry L. Ball
   ---------------------------         ---------------------------------------
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

See Accompanying Notes to Consolidated Financial Statements