Form 10-Q
period 2001-03-31
VALRICO BANCORP INC
filed 2001-05-15
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

                COMMISSION FILE NUMBER 33 ACT FILE NO. -33-90524
                                       -------------------------

                              VALRICO BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its Charter)

              (FLORIDA)
              ---------                              65-0553757
   (State of other jurisdiction of                   ----------
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

AS OF MARCH 31, 2001, THERE WERE 304,224 SHARES OF COMMON STOCK OUTSTANDING

                              VALRICO BANCORP, INC.

                                      INDEX


                                                                  PAGE NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets - March
         31, 2001 and December 31, 2000                                3

         Consolidated statements of income -
         Three months ended March 31, 2001 and
         2000                                                          4

         Consolidated statement of shareholders'
         equity - Three months ended March 31,
         2001 and 2000                                                 5

         Consolidated statements of cash flows
         - Three months ended March 31, 2001
         and 2000                                                      6

         Notes to consolidated financial
         statements                                                    7

Item 2.  Management's' Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                    8

PART II. OTHER INFORMATION                                            10

SIGNATURES                                                            11

                              VALRICO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                       March 31,        December 31,
                                                                          2001              2000
                                                                       ---------        ------------
                                                                              (In thousands)
                                    Assets
Cash and Non Interest Bearing Deposits                                  $  6,602          $  5,764
Federal Funds Sold                                                        18,325             8,808
Securities Available for Sale                                              7,203             7,128
Securities Held to Maturity                                                1,697             1,724
Loans                                                                     67,224            66,826
Facilities                                                                 3,371             3,384
Accrued Interest Receivable                                                  579               604
Other Assets                                                               2,586             1,645
                                                                        --------          --------
                  Total Assets                                          $107,587          $ 95,883
                                                                        ========          ========
                                 Liabilities

Deposits:
      Demand Deposits                                                   $ 16,353          $ 14,621
      NOW Accounts                                                        21,041            17,887
      Money Market Accounts                                                7,462             6,381
      Savings Accounts                                                    10,255             9,193
      Time, $100,000 and over                                             13,012            11,482
      Other Time Deposits                                                 26,440            24,361
                                                                        --------          --------
                  Total Deposits                                          94,563            83,925

Securities Sold Under the Agreement to Repurchase                            670               598
Accounts Payable and Accrued Liabilities                                   1,731               970
Long Term Loans Payable                                                    3,092             3,108
Loans Payable                                                                970               970
                                                                        --------          --------
                  Total Liabilities                                      101,026            89,571
                                                                        --------          --------
Commitments and Contingencies

              StockHolders Equity
Common Stock, No Par Value, Authorized 1,000,000
      shares, issued and outstanding 304,224 on March 31, 2001
      Issued and outstanding 304,324 on Dec. 31, 2000                        304               304
Capital Surplus                                                            2,513             2,515
Retained Earnings                                                          3,715             3,535
Accumulated Other Comprehensive Income                                        29               (42)
                                                                        --------          --------
                  Total Stockholders Equity                                6,561             6,312
                                                                        --------          --------
                  Total Liabilities and Stockholders Equity             $107,587          $ 95,883
                                                                        ========          ========

                 See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                           2001              2000
                                                                        ----------        ----------
                                                                   (In thousands except for per share data)
Interest Income
     Interest and Fees on Loans                                         $    1,592        $    1,511
     Interest on Investment Securities                                         126               133
     Income on Federal Funds Sold                                              154                68
                                                                        ----------        ----------
               Total Interest Income                                         1,872             1,712
                                                                        ----------        ----------
Interest Expense
     Interest on Deposits                                                      758               571
     Other Interest                                                             75                77
                                                                        ----------        ----------
               Total Interest Expense                                          833               648
                                                                        ----------        ----------
               Net Interest Income                                           1,039             1,064
Provision for Loan Losses                                                       30                70
                                                                        ----------        ----------
     Net Interest Income after
        Provision for loan losses                                            1,009               994
                                                                        ----------        ----------
Other Income:
     Service Charge on Deposit Accounts                                        213               191
     Miscellaneous Income                                                       27                29
                                                                        ----------        ----------
               Total Other Income                                              240               220
                                                                        ----------        ----------
Other Expenses:
     Salaries and Employee Benefits                                            525               521
     Occupancy Expense                                                          80                79
     Equipment Expense                                                          77                80
     Stationary, Printing, and Supplies                                         31                31
     Miscellaneous Expenses                                                    229               150
                                                                        ----------        ----------
               Total Other Expenses                                            942               861
                                                                        ----------        ----------
Income Before Income Taxes                                                     307               353
Income Taxes                                                                   127               134
                                                                        ----------        ----------
Net Income                                                              $      180        $      219
                                                                        ==========        ==========
Per share Information:
     Average Shares Outstanding                                            304,274           301,509
                                                                        ==========        ==========

Net Income Per Share                                                    $     0.59        $     0.72
                                                                        ==========        ==========

                 See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                                NET
                                                                                            UNREALIZED         TOTAL
                                                                                              HOLDING          STOCK
                                              COMMON         CAPITAL         RETAINED        LOSSES ON        HOLDERS'
                                               STOCK         SURPLUS         EARNINGS       SECURITIES         EQUITY
                                              ------         -------         --------       ----------        --------
Balance, December 31, 2000                    $  304         $ 2,515          $3,535          $  (42)         $  6,312

     Net Income                                                                  180                               180

     Stock Redemption                                             (2)                                               (2)

     Net Change in Net Unrealized
        holding losses on securities                                                              71                71
                                              ------         -------          ------          ------          --------
Balance, March 31, 2001                       $  304         $ 2,513          $3,715          $   29          $  6,561
                                              ======         =======          ======          ======          ========

Balance, December 31, 1999                    $  302         $ 2,450          $2,643          $ (144)         $  5,251

     Net Income                                                                  219                               219

     Stock Redemption

     Net Change in Net Unrealized
        holding losses on securities                                                             (41)              (41)
                                              ------         -------          ------          ------          --------
Balance, March 31, 2000                       $  302         $ 2,450          $2,862          $ (185)         $  5,429
                                              ======         =======          ======          ======          ========

                 See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                 2001                2000
                                                                               --------            --------
                                                                                      (In thousands)
Cash Flows from Operating Activities
      Net Income                                                               $    180            $    219
      Adjustments to Reconcile net income to net
          Cash provided by (used in) operating activities:
          Provision for Loan Losses                                                  30                  70
          Depreciation and amortization                                              66                  67
          Net amortization (accretion) of investments
            Security premiums and discounts                                           3                   2
          (Increase) Decrease in assets:
             Accrued Interest Receivable                                             25                  34
             Other Assets                                                            90                 (83)
          Increase (Decrease) in liabilities
             Accounts payable and Accrued Liabilities                               108                 192
                                                                               --------            --------
                 Net Cash provided by (used in) operating
                    Activities                                                      502                 501
                                                                               --------            --------

Cash flows from investing activities
      Securities available for sale:
          Purchase of investment securities                                      (2,020)                 --
          Proceeds from maturities of investment securities                       2,060                  95
      Securities to be Held to Maturity:
          Proceeds from maturities of investment securities                          28                  27
      (Increase) Decrease in Deferred income tax                                     --                  --
      (Increase) Decrease in Federal Funds Sold                                  (9,517)             (7,142)
      Net (Increase) Decrease in Loans                                             (808)                 (6)
      Purchase of facilities                                                        (61)                (45)
      Proceeds from the sale of Other Real Estate                                    --                  --
                                                                               --------            --------
                 Net Cash provided by (used in) Investing Activities            (10,318)             (7,071)
                                                                               --------            --------

Cash flows form financing activities:
      Increase (Decrease) in deposits                                            10,638               5,902
      Increase (Decrease) in Federal funds purchased                                 --                  --
      Net increase (Decrease) in securities sold under agreement
        to repurchase                                                                72                 220
      Net increase (Decrease)in notes payable                                       (17)                (14)
      Sale (redemption) of Common Stock                                               2                  --
                                                                               --------            --------
                 Net Cash Provided by (used by) financing activities             10,691               6,108
                                                                               --------            --------
Net increase (decrease) in cash                                                     875                (462)
Cash, beginning of period                                                         5,727               6,787
                                                                               --------            --------
Cash, ending of period                                                         $  6,602            $  6,325
                                                                               ========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid during the period for:
          Interest                                                             $    693            $    627
          Income taxes                                                         $    110            $      0
          Loans Transferred to foreclosed real estate during the year          $     --            $     --

                 See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 March 31, 2001

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 304,274 as of March 31, 2001, and 301,509 as of March 31, 2000.

                              VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its Eleventh year of operation. During the three months ended March 31, 2001, the Bank experienced a growth in deposits with an increase of $10,638,000 or 12.7%. Interest Bearing NOW Accounts had the highest percentage of growth at 17.6%, or an increase of $3,154,000 in the three months ended March 31, 2001.

Loan growth increased $808,000 or 1.2% for the three months ended March 31, 2001. The allowance for credit losses at March 31, 2001 was at $965,000 compared to $943,000 at December 31, 2000. The Bank had $36,000 in charge-offs and had recoveries in the amount of $29,000 during the three months ended March 31, 2001, and has loan classified as troubled in the amount of $12,000 as of March 31, 2001. A total of $30,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $468,000 and $0 at March 31, 2001 and 2000, respectively. Loans 90 days or more past due amounted to $251,000 and $314,000 at March 31, 2001 and 2000, respectively. There were restructured loans in the amount of $359,000 and $51,000 at March 31, 2001 and 2000, respectively. The following table sets forth a summary of loan loss experience:

                    Analysis of the Allowance for Loan Losses

                                                                    March 31,     December 31,
                                                                      2001            2000
                                                                    ---------     ------------
Balance at Beginning of Period                                       $  943          $  778
                                                                     ------          ------
Charge-offs:
     Commercial, Financial and Agricultural                              --              45
     Real Estate-Construction                                            --              --
     Real Estate-Mortgage                                                --              --
     Installment Loans to Individuals                                    36               4
     Lease Financing                                                     --              --
                                                                     ------          ------
Total Charge-offs                                                        36              49
                                                                     ------          ------
Recoveries:
     Commercial, Financial and Agricultural                              18              18
     Real Estate-Construction                                            --              --
     Real Estate-Mortgage                                                --              --
     Installment Loans to Individuals                                    11               1
     Lease Financing                                                     --              --
                                                                     ------          ------
Total Recoveries                                                         29              19
                                                                     ------          ------
Net Charge-offs                                                          (7)            (30)
Additions Charged to Operation                                           30              70
                                                                     ------          ------
Balance at end of Period                                             $  965          $  818
                                                                     ======          ======
Ratio of Net Charge-offs during the period to average loans
    outstanding during the period                                     -0.01%          -0.04%
                                                                     ======          ======

                              VALRICO BANCORP, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the three months ending March 31, 2001 was $180,000 or $0.59 per share which compares to $219,000 or $0.72 per share for the same period in 2000. This represents a decrease over the comparable quarter of $39,000, which is attributable mostly to the decrease of interest rates over the quarter.

Salaries and benefits represent 55.7% of non-interest expenses for the three months ended March 31, 2001, compared to 60.5% for the three months ended March 31, 2000. Salary expense for the three months ended March 31, 2001 increased 0.7% over the same period for 2000

The Tier I capital ratio was 7.02% and Total Capital ratio was 7.39% at March 31, 2001. The tier I capital to total risk-weighted assets ratio was 8.73% at March 31, 2001.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14th, 2001 on its behalf by the undersigned thereunto duly authorized.



                                         VALRICO BANCORP, INC.


                                   By:   /s/ Bob Mclean
                                       ----------------------------------------
                                         Bob Mclean
                                         President and Chief Executive Officer


                                   By:   /s/ Jerry L. Ball
                                      -----------------------------------------
                                         Jerry L. Ball
                                         Executive Vice President