Form 10-Q
period 2001-06-30
VALRICO BANCORP INC
filed 2001-08-14
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

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


AS OF June 30, 2001, THERE WERE 304,224 SHARES OF COMMON STOCK OUTSTANDING

                              VALRICO BANCORP, INC.


                          INDEX                                   PAGE NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated balance sheets - June 30,
         2001 and December 31, 2000                                     3

         Consolidated statements of income -
         Three and six months ended June 30,
         2001 and 2000                                                  4

         Consolidated statement of shareholders'
         equity - Six months ended June 30, 2001
         and 2000                                                       5

         Consolidated statements of cash flows
         - Six months ended June
         30, 2001 and 2000                                              6

         Notes to consolidated financial
         statements                                                     7

Item 2.  Management's' Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                     8

PART II. OTHER INFORMATION                                             10


SIGNATURES                                                             11

                              VALRICO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                   June 30,      December 31,
                                                                     2001            2000
                                                                   --------      ------------
                                                                       (In thousands)
                                     Assets

Cash and Non Interest Bearing Deposits                             $  6,605        $  5,764
Federal Funds Sold                                                   11,864           8,808
Securities Available for Sale                                        13,326           7,128
Securities Held to Maturity                                           1,656           1,724
Loans                                                                66,033          66,826
Facilities                                                            3,339           3,384
Accrued Interest Receivable                                             655             604
Other Assets                                                          1,960           1,645
                                                                   --------        --------
            Total Assets                                           $105,438        $ 95,883
                                                                   ========        ========
                       Liabilities

Deposits:
    Demand Deposits                                                $ 15,988        $ 14,621
    NOW Accounts                                                     19,021          17,887
    Money Market Accounts                                             6,787           6,381
    Savings Accounts                                                 10,532           9,193
    Time, $100,000 and over                                          13,365          11,482
    Other Time Deposits                                              27,209          24,361
                                                                   --------        --------
            Total Deposits                                           92,902          83,925

Securities Sold Under Agreement to Repurchase                           539             598
Accounts Payable and Accrued Liabilities                              1,188             970
Long Term Loans Payable                                               3,074           3,108
Loan Payable                                                            970             970
                                                                   --------        --------
            Total Liabilities                                        98,673          89,571
                                                                   --------        --------
Commitments and Contingencies

                       StockHolders' Equity
Common Stock, No Par Value, Authorized 1,000,000
    shares, issued and outstanding 304,224 on June 30, 2001
    Issued and outstanding 304,324 on Dec. 31, 2000                     304             304
Capital Surplus                                                       2,513           2,515
Retained Earnings                                                     3,926           3,535
Accumulated Other Comprehensive Income                                   22             (42)
                                                                   --------        --------
            Total Stockholders' Equity                                6,765           6,312
                                                                   --------        --------
            Total Liabilities and Stockholders' Equity             $105,438        $ 95,883
                                                                   ========        ========

See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                2001          2000             2001          2000
                                              --------      --------         --------      --------
                                                   (In thousands except for per share data)
Interest Income
  Interest and Fees on Loans                  $  1,529      $  1,524         $  3,121      $  3,035
  Interest on Investment Securities                178           133              304           266
  Income on Federal Funds Sold                     152           157              306           225
                                              --------      --------         --------      --------
           Total Interest Income                 1,859         1,814            3,731         3,526
                                              --------      --------         --------      --------
Interest Expense
  Interest on Deposits                             770           616            1,528         1,187
  Other Interest                                    68            84              143           161
                                              --------      --------         --------      --------
           Total Interest Expense                  838           700            1,671         1,348
                                              --------      --------         --------      --------
           Net Interest Income                   1,021         1,114            2,060         2,178
Provision for Loan Losses                           30            50               60           120
                                              --------      --------         --------      --------
  Net Interest Income after
     Provision for loan losses                     991         1,064            2,000         2,058
                                              --------      --------         --------      --------
Other Income:
  Service Charge on Deposit Accounts               223           202              436           393
  Miscellaneous Income                              19            29               46            58
                                              --------      --------         --------      --------
           Total Other Income                      242           231              482           451
                                              --------      --------         --------      --------
Other Expenses:
  Salaries and Employee Benefits                   526           495            1,051         1,016
  Occupancy Expense                                 93            99              173           178
  Equipment Expense                                 82            68              159           148
  Stationary, Printing, and Supplies                37            35               68            66
  Miscellaneous Expenses                           183           201              412           351
                                              --------      --------         --------      --------
           Total Other Expenses                    921           898            1,863         1,759
                                              --------      --------         --------      --------
Income Before Income Taxes                         312           397              619           750
Income Taxes                                       101           161              228           295
                                              --------      --------         --------      --------
Net Income                                    $    211      $    236         $    391      $    455
                                              ========      ========         ========      ========
Per share Information:
  Average Shares Outstanding                   304,257       301,917          304,257       301,917
                                              ========      ========         ========      ========

Net Income Per Share                          $   0.69      $   0.78         $   1.29      $   1.51
                                              ========      ========         ========      ========

See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                              NET
                                                                                           UNREALIZED         TOTAL
                                                                                              HOLDING         STOCK
                                            COMMON          CAPITAL          RETAINED       LOSSES ON        HOLDERS'
                                             STOCK          SURPLUS          EARNINGS       SECURITIES        EQUITY
                                           --------         --------         --------      -----------       --------
Balance, December 31, 2000                  $ 304           $ 2,515           $3,535          $ (42)          $6,312

   Net Income                                                                    391                             391

   Stock Redemption                                              (2)                                              (2)

   Net Change in Net Unrealized
      holding losses on securities                                                               64               64
                                            -----           -------           ------          -----           ------
Balance, June 30, 2001                      $ 304           $ 2,513           $3,926          $  22           $6,765
                                            =====           =======           ======          =====           ======


Balance, December 31, 1999                  $ 302           $ 2,450           $2,643          $(144)          $5,251

   Net Income                                                                    455                             455
   Stock Issue                                  1                29                                               30

   Net Change in Net Unrealized
      holding losses on securities                                                              (44)             (44)
                                            -----           -------           ------          -----           ------
Balance, June 30, 2000                      $ 303           $ 2,479           $3,098          $(188)          $5,692
                                            =====           =======           ======          =====           ======



See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                2001              2000
                                                                              -------           --------
Cash Flows from Operating Activities
   Net Income                                                                 $   391           $    455
   Adjustments to Reconcile net income to net
      Cash provided by operating activities:
       Provision for Loan Losses                                                   60                120
       Depreciation and amortization                                              130                128
       Net amortization (accretion) of investments
         Security premiums and discounts                                           13                  4
       (Increase) Decrease in assets:
          Accrued Interest Receivable                                             (51)                91
          Other Assets                                                           (315)                10
       Increase (Decrease) in liabilities
          Accounts payable and Accrued Liabilities                                218                282
                                                                              -------           --------
             Net Cash provided by operating
               Activities                                                         446              1,090
                                                                              -------           --------

Cash flows from investing activities Securities available for sale:
       Purchase of investment securities                                       (8,207)                --
       Proceeds from maturities of investment securities                        2,154                154
   Securities to be Held to Maturity:
       Proceeds from maturities of investment securities                           68                 60
   (Increase) Decrease in Deferred income tax                                      --                 --
   (Increase) Decrease in Federal Funds Sold                                   (3,056)           (10,917)
   Net (Increase) Decrease in Loans                                               694             (1,017)
   Purchase of facilities                                                         (84)               (79)
   Proceeds from the sale of Other Real Estate                                     --                 --
                                                                              -------           --------
             Net Cash provided by (used in) Investing Activities               (8,431)           (11,799)
                                                                              -------           --------

Cash flows form financing activities:
   Increase (Decrease) in deposits                                              8,977              8,898
   Increase (Decrease) in Federal funds purchased                                  --                 --
   Net increase (Decrease) in securities sold under agreement
     to repurchase                                                                (59)               (94)
   Net increase (Decrease)in notes payable                                        (94)               (29)
   Sale (redemption) of Common Stock                                                2                 30
                                                                              -------           --------
             Net Cash Provided by (used by) financing activities                8,826              8,805
                                                                              -------           --------
Net increase (decrease) in cash                                                   841             (1,904)
Cash, beginning of period                                                       5,764              6,787
                                                                              -------           --------
Cash, ending of period                                                        $ 6,605           $  4,883
                                                                              =======           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                                                $ 1,499           $  1,255
      Income taxes                                                            $   141           $    191

See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 30, 2001

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 304,257 as of June 30, 2001, and 301,917 as of June 30, 2000.

                              VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its twelfth year of operation. During the six months ended June 30, 2001, the Bank experienced a growth in deposits with an increase of $8,977,000 or 10.70%. Time deposits greater than $100,000 had the highest percentage of growth at 16.40%, or an increase of $1,883,000 in the six months ended June 30, 2001.

Outstanding loans decreased $1,097,000 or 1.61% for the six months ended June 30, 2001. The allowance for credit losses at June 30, 2001 was at $997,000 compared to $943,000 at December 31, 2000. The Bank had $36,000 in charge-offs and had recoveries in the amount of $30,000 during the six months ended June 30, 2001, and has loan classified as troubled in the amount of $60,000 as of June 30, 2001. A total of $60,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $483,000 and $654,000 at June 30, 2001 and 2000, respectively. Loans 90 days or more past due amounted to $504,000 and $0 at June 30, 2001 and 2000, respectively. There were restructured loans in the amount of $356,000 and $50,000 at June 30, 2001 and 2000, respectively. The following table sets forth a summary of loan loss experience:

                    Analysis of the Allowance for Loan Losses

                                                                    June 30,       June 30,
                                                                      2001           2000
                                                                    --------       --------
                                                                         (In thousands)
Balance at Beginning of Period                                       $ 943           $ 778
                                                                     -----           -----
Charge-offs:
   Commercial, Financial and Agricultural                               --              51
   Real Estate-Construction                                             --              --
   Real Estate-Mortgage                                                 --              --
   Installment Loans to Individuals                                     36              15
   Lease Financing                                                      --              --
                                                                     -----           -----
Total Charge-offs                                                       36              66
                                                                     -----           -----
Recoveries:
   Commercial, Financial and Agricultural                               19              45
   Real Estate-Construction                                             --              --
   Real Estate-Mortgage                                                 --              --
   Installment Loans to Individuals                                     11               5
   Lease Financing                                                      --              --
                                                                     -----           -----
Total Recoveries                                                        30              50
                                                                     -----           -----
Net Charge-offs                                                         (6)            (16)
Additions Charged to Operation                                          60             120
                                                                     -----           -----
Balance at end of Period                                             $ 997           $ 882
                                                                     =====           =====
Ratio of Net Charge-offs during the period to average loans
  Outstanding during the period                                      -0.01%          -0.02%
                                                                     =====           =====

                              VALRICO BANCORP, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the six months ending June 30, 2001 was $391,000 or $1.29 per share which compares to $455,000 or $1.51 per share for the same period in 1999. This represents a decrease over the comparable quarter of $64,000.

Salaries and benefits represent 56.4% of non-interest expenses for the six months ended June 30, 2001, compared to 57.8% for the six months ended June 30, 2000. Salary expense for the six months ended June 30, 2000 increased 3.4% over the same period for 1999.

The Tier I capital ratio was 6.88% and Total Capital ratio was 7.82% at June 30, 2001. The tier I capital to total risk-weighted assets ratio was 9.15% at June 30, 2001.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed for the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on July 14th, 2001 on its behalf by the undersigned thereunto duly authorized.



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