Form 10-Q
period 2001-09-30
VALRICO BANCORP INC
filed 2001-11-14
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001

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


AS OF September 30, 2001, THERE WERE 304,224 SHARES OF COMMON STOCK OUTSTANDING

                              VALRICO BANCORP, INC.


                                      INDEX
                                                               PAGE NUMBER
PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated balance sheets - September 30,
         2001 and December 31, 2000                                 3

         Consolidated statements of income -
         Three and Nine months ended September 30, 2001
         and 2000                                                   4

         Consolidated statement of shareholders'
         equity - NINE months ended September 30,
         2001 and 2000                                              5

         Consolidated statements of cash flows - NINE
         months ended September 30, 2001 and 2000                   6

         Notes to consolidated financial statements                 7

Item 2.  Management's' Discussion and Analysis of
         Financial Condition and Results of Operations              8

PART II. OTHER INFORMATION                                         10


SIGNATURES                                                         11

                              VALRICO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                     September 30,       December 31,
                                                                                         2001                2000
                                                                                      ----------          ----------
                                                                                              (In thousands)
                                                           Assets

Cash and Non Interest Bearing Deposits                                                  $  6,919          $  5,764
Federal Funds Sold                                                                        10,072             8,808
Securities Available for Sale                                                             17,309             7,128
Securities Held to Maturity                                                                1,616             1,724
Loans                                                                                     66,023            66,826
Facilities                                                                                 3,285             3,384
Accrued Interest Receivable                                                                  559               604
Other Assets                                                                               1,980             1,645
                                                                                        --------          --------
                  Total Assets                                                          $107,763          $ 95,883
                                                                                        ========          ========
                                                       Liabilities

Deposits:
      Demand Deposits                                                                   $ 16,033          $ 14,621
      NOW Accounts                                                                        20,323            17,887
      Money Market Accounts                                                                6,110             6,381
      Savings Accounts                                                                    11,341             9,193
      Time, $100,000 and over                                                             12,992            11,482
      Other Time Deposits                                                                 27,862            24,361
                                                                                        --------          --------
                  Total Deposits                                                          94,661            83,925

Securities Sold Under Agreement to Repurchase                                                437               598
Accounts Payable and Accrued Liabilities                                                   1,521               970
Long Term Loans Payable                                                                    3,058             3,108
Loan Payable                                                                                 970               970
                                                                                        --------          --------
                  Total Liabilities                                                      100,647            89,571
                                                                                        --------          --------
Commitments and Contingencies

                              Stockholders Equity
Common Stock, No Par Value, Authorized 1,000,000 shares,
      issued and outstanding 304,224 on September 30,
      2001, Issued and outstanding 304,324 on Dec. 31, 2000                                  304               304
Capital Surplus                                                                            2,513             2,515
Retained Earnings                                                                          4,076             3,535
Accumulated Other Comprehensive Income                                                       223               (42)
                                                                                        --------          --------
                  Total Stockholders Equity                                                7,116             6,312
                                                                                        --------          --------
                  Total Liabilities and Stockholders Equity                             $107,763          $ 95,883
                                                                                        ========          ========

See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                               2001          2000          2001          2000
                                             --------      --------      --------      --------
                                                  (In thousands except for per share data)
Interest Income
     Interest and Fees on Loans              $  1,403      $  1,565      $  4,524      $  4,600
     Interest on Investment Securities            245           131           549           397
     Income on Federal Funds Sold                  96           155           402           380
                                             --------      --------      --------      --------
                Total Interest Income           1,744         1,851         5,475         5,377
                                             --------      --------      --------      --------
Interest Expense
     Interest on Deposits                         743           670         2,271         1,857
     Other Interest                                68            77           211           238
                                             --------      --------      --------      --------
                Total Interest Expense            811           747         2,482         2,095
                                             --------      --------      --------      --------
                Net Interest Income               933         1,104         2,993         3,282
Provision for Loan Losses                          30            60            90           180
                                             --------      --------      --------      --------
     Net Interest Income after
        Provision for loan losses                 903         1,044         2,903         3,102
                                             --------      --------      --------      --------
Other Income:
     Service Charge on Deposit Accounts           227           209           663           602
     Miscellaneous Income                          40            25            86            83
                                             --------      --------      --------      --------
                Total Other Income                267           234           749           685
                                             --------      --------      --------      --------
Other Expenses:
     Salaries and Employee Benefits               513           530         1,564         1,546
     Occupancy Expense                             90            91           263           269
     Equipment Expense                             82            72           241           220
     Stationary, Printing, and Supplies            29            31            97            97
     Miscellaneous Expenses                       214           184           626           535
                                             --------      --------      --------      --------
                Total Other Expenses              928           908         2,791         2,667
                                             --------      --------      --------      --------
Income Before Income Taxes                        242           370           861         1,120
Income Taxes                                       92           138           320           433
                                             --------      --------      --------      --------
Net Income                                   $    150      $    232      $    541      $    687
                                             ========      ========      ========      ========
Per share Information:
     Average Shares Outstanding               304,274       302,325       304,274       302,325
                                             ========      ========      ========      ========

Net Income Per Share                         $   0.49      $   0.75      $   1.78      $   2.23
                                             ========      ========      ========      ========

See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                 NET
                                                                              UNREALIZED    TOTAL
                                                                               HOLDING      STOCK
                                          COMMON      CAPITAL      RETAINED   LOSSES ON    HOLDERS'
                                          STOCK       SURPLUS      EARNINGS   SECURITIES    EQUITY
                                          -----       -------      --------   ----------    ------
Balance, December 31, 2000                $ 304       $ 2,515       $3,535      $ (42)      $6,312

     Net Income                                                        541                     541

     Stock Redemption                                      (2)                                  (2)

     Net Change in Net Unrealized
        holding losses on securities                                              265          265
                                          -----       -------       ------      -----       ------
Balance, September 30, 2000               $ 304       $ 2,513       $4,076      $ 223       $7,116
                                          =====       =======       ======      =====       ======


Balance, December 31, 1999                $ 302       $ 2,450       $2,643      $(144)      $5,251

     Net Income                                                        687                     687
     Stock Issue                              1            29                                   30

     Net Change in Net Unrealized
        holding losses on securities                                               13           13
                                          -----       -------       ------      -----       ------
Balance, September 30, 2000               $ 303       $ 2,479       $3,330      $(131)      $5,981
                                          =====       =======       ======      =====       ======



See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2001           2000
                                                                                   -------       --------
Cash Flows from Operating Activities
      Net Income                                                                   $   541       $    687
      Adjustments to Reconcile net income to net
         Cash provided by operating activities:
          Provision for Loan Losses                                                     90            180
          Depreciation and amortization                                                194            195
          Net amortization (accretion) of investments
            Security premiums and discounts                                            (31)             5
          (Increase) Decrease in assets:
             Accrued Interest Receivable                                                45             --
             Other Assets                                                             (335)           (57)
          Increase (Decrease) in liabilities
             Accounts payable and Accrued Liabilities                                  551            554
                                                                                   -------       --------
                 Net Cash provided by operating
                    Activities                                                       1,055          1,564
                                                                                   -------       --------

Cash flows from investing activities
      Securities available for sale:
          Purchase of investment securities                                        (12,656)            --
          Proceeds from maturities of investment securities                          2,268            230
          Proceeds from sale of investment securities                                  503             --
      Securities to be Held to Maturity:
          Proceeds from maturities of investment securities                            108             92
      (Increase) Decrease in Deferred income tax                                        --             (7)
      (Increase) Decrease in Federal Funds Sold                                     (1,264)        (7,954)
      Net (Increase) Decrease in Loans                                                 713         (3,986)
      Purchase of facilities                                                           (95)           (98)
      Proceeds from the sale of Other Real Estate                                       --             --
                                                                                   -------       --------
                 Net Cash provided by (used in) Investing Activities               (10,423)       (11,723)
                                                                                   -------       --------

Cash flows form financing activities:
      Increase (Decrease) in deposits                                               10,736          8,196
      Increase (Decrease) in Federal funds purchased                                    --             --
      Net increase (Decrease) in securities sold under agreement
        to repurchase                                                                 (161)          (307)
      Net increase (Decrease) in notes payable                                         (50)           (44)
      Sale (redemption) of Common Stock                                                 (2)            30
                                                                                   -------       --------
                 Net Cash Provided by (used by) financing activities                10,523          7,875
                                                                                   -------       --------
Net increase (decrease) in cash                                                      1,155         (2,284)
Cash, beginning of period                                                            5,764          6,787
                                                                                   -------       --------
Cash, ending of period                                                             $ 6,919       $  4,503
                                                                                   =======       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
          Interest                                                                 $ 2,280       $  1,744
          Income taxes                                                             $   327       $    306

See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2001

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 304,474 as of September 30, 2001, and 302,325 as of September 30, 2000.

                              VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its twelfth year of operation. During the nine months ended September 30, 2001, the Bank experienced a growth in deposits with an increase of $10,736,000 or 12.79%. Savings deposits had the highest percentage of growth at 23.36%, or an increase of $2,148,000 in the nine months ended September 30, 2001.

Outstanding loans decreased $632,000 or 0.93% for the nine months ended September 30, 2001. The allowance for credit losses at September 30, 2001 was at $1,024,000 compared to $943,000 at December 31, 2000. The Bank had $40,000 in
charge-offs and had recoveries in the amount of $31,000 during the six months ended September 30, 2001, and has loan classified as troubled in the amount of $12,000 as of September 30, 2001. A total of $90,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $1,743,000 and $572,000 at September 30, 2001 and 2000, respectively. Loans 90 days or more past due amounted to $99,000 and $0 at September 30, 2001 and 2000, respectively. There were restructured loans in the amount of $451,000 and $409,000 at September 30, 2001 and 2000, respectively. The following table sets forth a summary of loan loss experience:

                   Analysis of the Allowance for Loan Losses

                                                              September 30,  September 30,
                                                                   2001           2000
                                                                 -------          -----
                                                                      (In thousands)
Balance at Beginning of Period                                   $   943          $ 778
                                                                 -------          -----
Charge-offs:
     Commercial, Financial and Agricultural                           --             51
     Real Estate-Construction                                         --             --
     Real Estate-Mortgage                                             --             --
     Installment Loans to Individuals                                 40             62
     Lease Financing                                                  --             --
                                                                 -------          -----
Total Charge-offs                                                     40            113
                                                                 -------          -----
Recoveries:
     Commercial, Financial and Agricultural                           19             46
     Real Estate-Construction                                         --             --
     Real Estate-Mortgage                                             --             --
     Installment Loans to Individuals                                 12             38
     Lease Financing                                                  --             --
                                                                 -------          -----
Total Recoveries                                                      31             84
                                                                 -------          -----
Net Charge-offs                                                       (9)           (29)
Additions Charged to Operation                                        90            180
                                                                 -------          -----
Balance at end of Period                                         $ 1,024          $ 929
                                                                 =======          =====
Ratio of Net Charge-offs during the period to average loans
    Outstanding during the period                                  -0.01%         -0.04%
                                                                 =======          =====


                              VALRICO BANCORP, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the nine months ending September 30, 2001 was $541,000 or $1.78 per share which compares to $687,000 or $2.23 per share for the same period in 2000. This represents a decrease over the comparable quarter of $146,000.

Salaries and benefits represent 56.8% of non-interest expenses for the nine months ended September 30, 2001, compared to 58.0% for the nine months ended September 30, 2000. Salary expense for the nine months ended September 30, 2000 increased 1.2% over the same period for 2000.

The Tier I capital ratio was 6.93% and Total Capital ratio was 7.88% at September 30, 2001. The tier I capital to total risk-weighted assets ratio was 10.45% at September 30, 2001.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


No reports on Form 8-K were filed for the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14th, 2001 on its behalf by the undersigned thereunto duly authorized.



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