Form 10-K
period 2001-12-31
VALRICO BANCORP INC
filed 2002-03-28
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 14(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ending December 31, 2001

                Commission File Number 33 Act File No. -33-90524

                              VALRICO BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its Charter)

                                     Florida
                                     -------
         (State or other jurisdiction of incorporation or organization)

                                   65-0553757
                                   ----------
                      (I.R.S. employer Identification No.)

                 1815 East State Road 60, Valrico, Florida 33594
                 -----------------------------------------------
              (Address of Principal executive offices and zip code)

                                 (813) 689-1231
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ x ] (2) No [ ]

As of December 31, 2001, there were 304,728 shares of common stock outstanding

ITEM 1.  BUSINESS

GENERAL

Valrico Bancorp, Inc (the "Company") is a one-bank holding company, which was a newly-formed corporation on May 31, 1995 with its principal place of business in Valrico, Florida. The Company subsequently acquired all of the outstanding common stock of Valrico State Bank (the "Bank"), a wholly-owned subsidiary. All shares held by the Bank's shareholders were exchanged on a one-to-one basis for Company shares. The Company's common stock, no par value, authorized 1,000,000 shares, had 304,728 shares outstanding as of December 31, 2001.

The Company derives substantially all of its income from dividends and a lease from the bank. The Bank and Company share the same board of directors, which is comprised of nine individuals. Those individuals are LeVaughn Amerson, Jerry L. Ball, C. Dennis Carlton, H. Leroy English, Gregory L. Henderson, Douglas A. Holmberg, Charles E. Jennings, Jr., J.E. McLean, III, Justo Noriega, Jr..

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

As of December 31, 2001, the Bank has been in operation for twelve and one-half years. Management believes that there is some seasonality in its deposit base due primarily to its agricultural relationships. The seasonality in these deposits, however, has not been substantial to impact the core base of deposits, therefore, management does not believe its deposit relationship is affected. In its lending portfolio, the Bank sees a greater affect on this seasonal business during the period from September to May reflecting larger outstandings in the agricultural portfolio.

BRANCH BANKING AND LOCATIONS OF OFFICES

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

Brandon Office

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

Plant City Office

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

Jim Redman Office

The Bank, after receiving regulatory approval, opened its third branch on June 23, 1997 as an in-store branch facility in the Wal-Mart Supercenter on Jim Redman Parkway in Plant City, Florida. The Bank leases the facilities at this site.

North Riverview Office

The Bank, after receiving regulatory approval, opened its fourth branch on January 22, 1999, in Riverview located at 10101 Bloomingdale Ave (corner of Bloomingdale and US 301). The Bank purchased, from Nationsbank, a free standing building with approximately 6,000 square feet, the purchased included the land surrounding the building.

SERVICES

The Company, through it subsidiary, conducts substantially the same business operations as a typical independent commercial bank with special emphasis on retail banking. The Bank offers a wide range of consumer and commercial banking services traditionally offered by commercial banks, such as personal and commercial checking accounts, regular negotiable order of withdrawal ("NOW") accounts, certificates of deposits, money market accounts, savings accounts, IRA accounts, foreign currency exchanges, credit cards, debit cards, money orders, travelers' cheques, notary service, safe deposit boxes and wire transfers. It also offers discounted brokerage services, profit sharing programs, 401(k)s and other similar programs. The depository services are further complemented by direct deposit programs, night depository services, and bank by mail also provided by the Bank.

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

HOURS

The Bank's Main, Brandon and the new North Riverview offices lobby hours are from 9:00 a.m. to 4:00 p.m., Mondays through Thursdays, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The Bank also offers drive-up teller facilities which are open from 8:00 a.m. to 6:00 p.m., Mondays through Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The Wheeler Street branches have the same office hours, except they have no Saturday lobby hours. The Jim Redman Parkway branch offers extended hours of service from 10:00 a.m. to 8:00 p.m. Monday through Saturday. The Bank does currently own four automatic teller machines (ATM) at the Jim Redman Parkway, Main, Brandon and North Riverview offices and may purchase additional machines in the immediate future. It also offers ATM and Mastermoney Debit cards to its customers, which can be used at ATM machines which are members of the Southeast Switch, which includes HONOR Network (Florida and other southeastern states) and CIRRUS (a worldwide network).

OPERATIONS

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

PHILOSOPHY

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

LOANS

The Bank originates a wide range of loans including, but not limited to, commercial and consumer loans, as well as loans secured by deposit accounts and other marketable collateral. As of December 31, 2001, commercial and consumer loans accounted for approximately 63.2%and 10.8%, respectively, of the Bank's loan portfolio. Loans are also made to enable borrowers to purchase, refinance, construct or improve residential or other real estate and usually are secured by mortgages on such real estate. As of December 31, 2001, residential real estate mortgage loans accounted for approximately 8.0% of the Bank's loan portfolio. To service the agricultural segment of the Bank's market area, the Bank employs an agricultural lender. As of December 31, 2001, 18.0% of the total loan portfolio was comprised of agricultural loans. All loans are made in compliance with applicable Federal and state regulations.

DEPOSITS

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

As of December 31, 2001, total deposits of the Bank were distributed among demand deposits (15.0%), savings and time deposits (55.1%) and NOW and money market deposits (29.9%). The Bank's deposits are attracted primarily from individuals, professionals, small and medium size businesses and citrus and agricultural enterprises located predominantly in eastern Hillsborough County, Florida. As of December 31, 2001, approximately 23.8% of the Bank's total deposits were from businesses and 76.2% were from individuals. Management of the Bank has no reason to believe that the loss of any one or a few of its deposit accounts would have a material adverse effect upon the operations of the Bank or erode its deposit base.

NEW BUSINESS DEVELOPMENT

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

COMPETITION

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

As of December 31, 2001, there were 17 commercial banks (including the Company's subsidiary bank) with 42 offices and 1 savings and loan association with 3 offices; at least 10 credit unions; and various other financial entities as competitors in the Bank's Assessment Area. The Company expects to receive substantial competition from most of these financial institutions.

The Bank is one of only four financial institutions, which have their headquarters in eastern Hillsborough County. The other financial institutions, being Sunshine State Savings and Loan, Hillsboro Bank in Plant City, and Platinum Bank in Brandon. All others are branches of institutions, which have their headquarters in other parts of Hillsborough County or elsewhere in Florida. Several of the institutions are actually owned by banks with headquarters in Georgia, Alabama, North Carolina, Ohio, and New Jersey.

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

REGULATION

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

PATENTS, TRADEMARKS AND OTHER INTANGIBLE ASSETS

Neither the Company nor its subsidiary hold any patents, registered trademarks, licenses (other than licenses which have been obtained from appropriate banking regulatory agencies), franchises or concessions.

BUSINESS DEVELOPMENT

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

EMPLOYEES

As of December 31, 2001, the Bank employed 46 full-time employees, of which two were executive officers, and 18 part-time employees, of which one is a bank officer. The Bank's employees are not represented by a collective bargaining group, and the Bank considers its relations with its employees to be excellent. The Bank also maintains training and educational programs designed to equip employees for positions of increasing responsibility in both management and operating positions. The Bank provides employees certain benefits customary in the banking industry, which includes major medical insurance, group term life insurance and normal vacation and sick leave. The Bank implemented a K-SOP plan in 1997.

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

MAIN OFFICE

In January, 1997, the premises, previously leased from Roy J. and Ann M. Winter, were purchased by Valrico Bancorp, Inc. for approximately $1,683,000. The annual lease payments from the Bank to the Company is $204,000.

BRANDON OFFICE

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

PLANT CITY OFFICE

The Company, through its subsidiary, purchased from Barnett Bank, a former Glendale Federal Bank branch with approximately 2,400 square feet. The purchase included building and land located at 305 South Wheeler Street (corner of Renfro and Wheeler). On September 15, 1995, the Bank opened its second branch at this location.

JIM REDMAN OFFICE

The Bank leases its Jim Redman Parkway branch office space pursuant to an agreement dated December 31, 1996 (the "Walmart Lease").

NORTH RIVERVIEW OFFICE

The Company, through its subsidiary, purchased from Nationsbank, a building with approximately 6,000 square feet. The purchase included building and land located at 10101 Bloomingdale Avenue (corner of US 301 and Bloomingdale). On January 22, 1999 the bank opened its fourth branch at this location.

OTHER PROPERTIES

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

LEASE EXPENSE

The aggregate lease expense paid by the Bank under these leases, excluding the Bank building lease, totaled $67,000 for the fiscal year ended December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this Annual Report, the management of the Company has no knowledge of any material pending legal proceedings, including proceedings contemplated by governmental authorities, to which the Company and its subsidiary or any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to votes of the stockholders of the Company during the last quarter of 2001

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

There is no trading market at the current time for the Common Stock of the Company, and it is not expected that a trading market will develop for shares of the Company's Common Stock in the near future. The Company is aware of 7 sale transactions that occurred during fiscal year 2001 at prices ranging from $20.00 to $25.00 per share, exclusive of commissions. The Bank is also aware of 14 sale transactions that occurred during fiscal year 2000 at prices ranging from $20.00 to $24.00 per share, exclusive of commissions. As of December 31, 2001, there were 491 holders of record of the Common Stock of the Company.

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

At the discretion of the Board of Directors of the Company and after careful review of certain factors, such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions, the Board declared its first dividend in September 1993 at ten cents per share and paid said dividend on October 5, 1993. It likewise paid a similar dividend in 1994, 1995, 1996 and 1997. In 1998 and 1999, the dividend paid increased to twelve cents per share. In 2000 and 2001, the Company increased the dividend to fourteen cents a share. The dividends were based on respective year earnings and paid on October 1 of each year.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth, in summary form, certain comparative financial data of the Company for a five year period encompassing the periods ended December 31, 1997, December 31, 1998, December 31, 1999, December 31, 2000 and December 31, 2001. This information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations, and Other Statistical Disclosure" and the audited financial statements of the Company for the years ended December 31, 1999, 2000 and 2001, and related notes thereto included elsewhere herein.

                                                                          AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------------------
                                                              2001           2000           1999           1998           1997
                                                            --------       --------       --------       --------       --------
INCOME STATEMENT DATA                                                       (in Thousands, except Per Share Data)

Interest income                                             $  7,203       $  7,255       $  6,267       $  5,543       $  4,711
Interest expense                                              -3,208          -2880         -2,522         -2,199         -1,887
                                                            --------       --------       --------       --------       --------
Net interest income                                            3,995          4,375          3,745          3,344          2,824
Provision for loan losses                                       -120           -250           -101           -210           -300
                                                            --------       --------       --------       --------       --------
Net interest income after
  provision for loan losses                                    3,875          4,125          3,644          3,134          2,524
Non-interest income                                            1,008            940            838            657            516
Non-interest expense                                          -3,768         -3,693         -3,519         -2,912         -2,616
                                                            --------       --------       --------       --------       --------
Income before income taxes                                     1,115          1,372            963            879            424
Income taxes                                                    -371           -438           -324           -318           -100
                                                            --------       --------       --------       --------       --------
Net income                                                  $    744       $    934       $    639       $    561       $    324
                                                            ========       ========       ========       ========       ========

PER SHARE DATA
Net income                                                  $   2.44       $   3.09       $   2.09       $   1.88       $   1.09
Cash dividends                                                  0.14           0.14           0.12           0.12           0.10
Book value                                                     23.41          20.71          17.42          16.00          14.17
Number of shares used in net
Income-per-share
calculations (1)                                             304,531        302,138        305,565        299,221        297,026

BALANCE SHEET DATA
Total assets                                                $105,600       $ 95,883       $ 84,366       $ 80,685       $ 63,802
Total investment securities                                   21,946          8,852          9,134          8,832          7,942
Total net loans (2)                                           66,798         66,826         62,385         55,694         47,873
Total deposits                                                93,169         83,925         73,733         70,505         55,047
Shareholders' equity                                           7,134          6,312          5,251          4,924          4,237

(1)      Based on average shares outstanding during the period.

(2) Net loans means total loans net of allowance for possible future loan losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The purpose of this discussion is to focus on significant changes in the financial condition and results of the operations of the Company and it's subsidiary during the past three years. This discussion and analysis is intended to supplement and highlight information contained in the accompanying financial statements and the selected financial data presented elsewhere in this report, and is based on the fiscal years of 2001, 2000, and 1999. The company's fiscal year runs from January 1st through December 31st of each respective year.

RESULTS OF OPERATIONS

The company had a net income after taxes of $744,000, $934,000 and $639,000 during the years 2001, 2000, and 1999. This corresponds to per share amounts of $2.44, $3.09 and $2.09 during those three years respectively.

NET INTEREST INCOME

The bank had a decrease of net interest income between the years 2001 and 2000 of $380,000 or 8.69%, this decrease can be linked to the low demand of loans and a large increase in deposits during the recessionary period, forcing the bank to turn to lower yielding assets such as federal fund or investment securities. The bank had increases of 16.82% and 11.99% during the years 2000 and 1999 respectively. The net interest margin for the three years respectfully was $3,995,000, $4,375,000 and $3,745,000. The net interest margin is a major component of the Bank's earning capacity and is the difference or spread between interest income and interest expense. The spread is considered positive when the Interest income exceeds the Interest expense and negative when the expense exceeds the income, At the year ending December 31, 2001, the Bank had a positive spread of 4.06% as compared to 4.45% and 4.56% for 2000 and 1999 respectively. The Net Interest yield is calculated by taking the net interest income and dividing it by the average earning assets. During 2001, the Bank had a Net Interest Yield of 4.32% as compared to 2000 and 1999 yields of 5.13% and 5.00%. To the extent possible, the bank follows a strategy to insulate the Bank's interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities.

Net interest income is also affected by changes in interest rates earned and interest rates paid and by changes in the volume of interest earning assets and interest bearing liabilities. This relationship is expressed in Table I of this report. In 2001, the net interest income was $3,995,000, which is a decrease of $380,000 from the previous year end of $4,375,000. The net interest income increase $630,000 over the 1999 year end amount of $3,745,000.

The recent decrease is mostly due to the low demand on loans during the 2001 year, coupled with a strong growth in deposits moving the bank to invest in more liquid, but lower earning assets. Management, at this time, does not feel that this will be a continued decrease, and is stepping up plans to improve loan production during the 2002 year.

INTEREST INCOME

Interest income is derived from certain interest earning assets, commonly referred to as "earning assets", and primarily consist of loans, federal funds sold, and investment securities. Federal funds sold are overnight funds, lent to other financial institutions through our correspondent bank, Independent Bankers Bank. The tables below references these earning assets and their respective interest income for the year ending December 31, 2001 and 2000.

                           Interest Income Break Down
                              For Year Ending 2001
                           (All Dollars in Thousands)

                                                                                                                Pct. of Total
       Category (Average for Year)                                 Amount          Income          Rate        Earning Assets
-----------------------------------------------                  ---------        --------        -----        --------------
Loans (Before Reserve for Loan Losses)                           $  67,291        $  5,932         8.82%            72.76%
Federal Funds Sold                                                   9,795             441         4.50%            10.59%
Investment Securities                                               15,399             830         5.39%            16.65%
-----------------------------------------------                  ---------        --------        -----           --------
Total Earning Assets                                             $  92,485        $  7,203         7.79%           100.00%

                           Interest Income Break Down
                              For Year Ending 2000
                           (All Dollars in Thousands)

                                                                                                                Pct. of Total
       Category (Average for Year)                                 Amount          Income          Rate        Earning Assets
-----------------------------------------------                  ---------        --------        -----        --------------
Loans (Before Reserve for Loan Losses)                           $  64,725        $  6,206         9.59%            79.29%
Federal Funds Sold                                                   8,005             514         6.42%             9.81%
Investment Securities                                                8,897             535         6.01%            10.90%
-----------------------------------------------                  ---------        --------        -----           -------
Total Earning Assets                                             $  81,627        $  7,255         8.89%           100.00%

As can be seen by the Tables, there was a marked change in both rate and volume of Earning Assets between the years 2000 and 2001. This is a significant reason for why earnings are down in comparison to last year.

Loan Interest decreased from $5,932,000 in 2001, down $274,000 or 4.42% from the $6,206,000 in 2000. That was an increase of $922,000 or 17.45% from the $5,284,000 at year end 1999. Federal Funds Sold decreased $73,000 or 14.20% from the year end amount of $441,000 in 2001, the year ending 2000 saw an increased $37,000 or 7.76% from the $477,000 at year end 1999. Investment securities realized an increase of $295,000 with earnings of $830,000 at year end 2001. This increase was 55.14% higher than the $535,000 earned at year end 2000. The $535,000 at year end 2000 was $29,000 or 5.73% higher than the $506,000 earned for year end 1999.

INTEREST EXPENSE

Interest expense is derived from the interest bearing liabilities, which consists of Checking accounts, Now accounts, Savings Accounts, Money Market accounts, and Certificates of Deposits ("CDs"), Federal Funds Sold, Repurchase accounts and other borrowings. During the year 2001, Interest expense totaled $3,208,000, an increase of $328,000 or 11.38% from the 2000 year end total of $2,880,000. This was in increase of 358,000 or 14.20% from the 1999 year end total of $2,522,000. The tables below provides a break out of the two years ending 2001 and 2000 respectively.

                           Interest Expense Break Down
                              For Year Ending 2001
                           (All Dollars in Thousands)

                                                                                                               Pct. of Total
                                                                                                                  Costing
           Category (Avg for Year)                                 Amount           Expense         Rate         Liabilities
-----------------------------------------------                  ---------        --------        -----        -------------
Transaction Accounts                                             $ 19,643         $   306          1.56%           24.13%
Savings Accounts                                                   17,356             410          2.36%           21.32%
Certificates of Deposit                                            39,853           2,221          5.57%           48.96%
Federal Funds Purchased                                               505              12          2.38%             .62%
Other Borrowings                                                    4,044             259          6.40%            4.97%
-----------------------------------------------                  --------         -------         -----           -------
Total Costing Liabilities                                        $ 81,401         $ 3,208          3.94%          100.00%

                           Interest Expense Break Down
                              For Year Ending 2000
                           (All Dollars in Thousands)

                                                                                                               Pct. of Total
                                                                                                                  Costing
           Category (Avg for Year)                                 Amount           Expense         Rate         Liabilities
-----------------------------------------------                  ---------        --------        -----        -------------
Transaction Accounts                                             $ 16,638         $   292          1.76%            23.61%
Savings Accounts                                                   16,718             418          2.50%            23.72%
Certificates of Deposit                                            32,540           1,853          5.69%            46.18%
Federal Funds Purchased                                               466              17          3.65%              .66%
Other Borrowings                                                    4,108             300          7.30%             5.83%
-----------------------------------------------                  --------         -------         -----           -------
Total Costing Liabilities                                        $ 70,470         $ 2,880          4.09%           100.00%

NON INTEREST EXPENSE

The Bank's non-interest expenses for the fiscal year 2001 were $3,768,000 or approximately $314,000 average per month as compared to $3,693,000 or approximately $308,000 average per month for 2000. Non-interest expense for 1999 was $3,519,000 or approximately $293,000 average per month. The amount of $3,768,000 for 2001 consisted primarily of $2,102,000 in salaries and benefits, $361,000 of occupancy expense for all its offices, equipment expenses of $316,000 and $989,000 of other operating expenses. Other operating expenses primarily consisted of marketing expense, taxes (intangible and sales), insurance (FDIC, blanket bond and property), state assessments, professional fees (accounting, audit and legal), office supplies, postage and delivery, service fees and amortization of capitalized expenses.

NON INTEREST INCOME

The Bank's non-interest income for fiscal year 2001 was $1,008,000. The sources reflected in non-interest income were from service charges on deposit accounts of $896,000 and non-deposit income of $112,000. This is an increase of $68,000 compared to the $940,000 of non-interest income reported for the twelve month period ended December 31, 2000.

INCOME TAXES

For 2001, net income before taxes was $1,115,000 and after taxes of $371,000, the net income was $744,000. See Note N of Notes to Consolidated Financial Statements. The Bank has adopted FAS109 for the accounting of Income Taxes (Please see Adopted Financial Standards for an explanation).

DEPOSITS

The bank experienced deposit growth during 2001, resulting in a net increase for the fiscal year of 11.0%, as compared to the previous two years of growth of 13.8% in 1999 and 4.0% in 1998. Being the primary source for the funding of investment and financing activities, thus the breakdown of deposits is of vital importance to the Bank and Management. As of the end of 2001, the Bank's total deposits were $93,169,000, a $9,244,000 increase. Approximately 85.0% of the Bank's deposits are in interest-bearing accounts at the end of the current fiscal year, which is typical in the Bank's market area. Also note that included in interest-bearing accounts are the Bank's now accounts, which are the only type of personal checking account offered by the Bank. Of this $21,145,000, only a small percentage maintains a sufficient minimum balance to earn interest. Non-Interest-bearing accounts made up 15.0% and NOW and Money Market Accounts were 29.9% of total deposits compared to 17.4% and 28.9% in the previous year respectively. In time deposits, the Bank held 55.1% in time deposits, which comprise savings accounts and Certificates of Deposits. This was a decrease from the approximately 50.3% the year before.

FHLB

Effective August 15, 1995, the Federal Housing Finance Board approved Valrico State Bank's membership to the Federal Home Loan Bank of Atlanta. Being a member offers alternative funding sources for the Bank.

LOANS

Loans comprise the major asset of the Bank, as of December 31, 2001 the bank had $67,860,000 in Total Loans, the Table below breaks out the categories the bank tracks.

                                                                                  DECEMBER 31,
                                                                    2001                                2000
                                                         --------------------------          --------------------------
                                                                                (in Thousands)

                                                           Amount           Percent            Amount           Percent
                                                         ---------          -------          ---------          -------
Commercial and Industrial                                $  42,907           63.23%          $  41,217           60.75%
Agricultural                                                12,170           17.93%             12,713           18.74%
Real estate                                                  5,420            7.99%              4,336            6.39%
Installment and other loans                                  7,363           10.85%              9,579           14.12%
                                                         ---------          -------          ---------          -------
Total loans                                              $  67,860          100.00%          $  67,845          100.00%

Residential Real Estate

At the conclusion of the fiscal year 2001, residential (1-4 family) real estate loans totaled $5,420,000, an increase from the previous year amount of $4,336,000, but this is a decrease from the total residential real estate loans at the end of the fiscal year 1999, which was $4,651,000. The $5,420,000 at year-end represents approximately 8.0% of the total loans outstanding, a slight decrease from the 6.4% for the year ending 2000, and a slight increase from the 7.4% for the year ending 1999. These real estate loans consist primarily of intermediate term loans secured by real estate and payable in periodic installments.

Consumer

Consumer loans consist of loans made to individuals and business for consumer purposes. These loans represented $7,363,000 or 10.9% of the total loan portfolio. In 2000 and 1999, these loans represented $9,579,000 and $9,073,000 or 14.1% and 13.4% of the total loan portfolio respectively.

Commercial and Industrial

The commercial and industrial loans comprised $42,907,000 $41,217,000 and $36,259,000 as of December 31, 2001, 2000, and 1999 respectively. The commercial and industrial purpose loans include commercial real estate loans that are secured by anything other that farmland or farm equipment. The $42,907,000 at year-end represents approximately 63.2% of the total loans outstanding, a slight increase from the 60.75% for the year ending 2000, and a slight increase from the 57.3% for the year ending 1999.

Agricultural

The commercial loans that have a purpose of agriculture or are secured by any farmland or equipment are classified as Agricultural. The agricultural loans for the same periods were $12,170,000, $12,713,000 and $12,780,000. The $12,170,000
at year-end represents approximately 17.9% of the total loans outstanding, a slight increase from the 18.7% for the year ending 2000, and a slight decrease from the 20.2% for the year ending 1999.

ALLOWANCE FOR LOAN LOSSES

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

The Bank charged to operations $120,000 for provision for loan losses in 2001 and $250,000 and $101,000, respectively, for 2000 and 1999. The amount of $120,000 was added to the beginning balance of $943,000 for the period ended December 31, 2000 for a total accumulated provision before net charge-offs for the period ended December 31, 2001 of $1,063,000. The Bank charged off loans during the fiscal year 2001 in the amount of $116,000 and reflected recoveries of $31,000 leaving a net balance in the allowance for loan losses for the period ended December 31, 2001 of $978,000, which was 1.44% of total loans outstanding of $67,860,000.

NON ACCRUAL LOANS

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or both, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. At December 31, 2001 and December 31, 2000, the Bank's loans designated as non-accrual totaled $530,000 and $638,000, respectively. The Bank has adopted FASB 114 (please see Adopted Financial Accounting Standards for an explanation).

IMPAIRED LOANS

At December 31, 2001 and December 31, 2000, loans totaling $240,000 and $253,000, respectively, had been classified as impaired. The bank has adopted FAS114 for its accounting procedures dealing with Impaired Loans (please see Adopted Financial Accounting Standards for an explanation).

INVESTMENT SECURITIES

The Bank's investment portfolio at December 31, 2001 of $21,946,000(based on securities held available for sale marked to approximate fair market value) comprised approximately 23.5% of the Bank's total earning assets, as compared to 10.4% at December 31, 2000. The investment securities are primarily concentrated in U. S. Treasury securities, obligations of other U. S.

Government agencies, municipals and corporations. As of December 31, 2000, the Bank's investment portfolio had 14.8% adjustable rate securities.

As of December 31, 2001, the Bank's investment portfolio, consisted of $7,128,000 in AFS and $1,724,000, in HTM. The net effect to stockholders' equity as of December 31, 2000 was a net loss in reserve for securities of $42,000.

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

The Bank adopted FASB 115 and FAS 130 for accounting of Investments (please see Adopted Financial Accounting Standards for an explanation).

EARNING ASSETS

When calculating total earning assets, the amount of $1,066,000 and $1,023,000 as of December 31, 2001 and 2000 were added to total earning assets. This amount represents the cash surrender value of whole life insurance policies purchased primarily to fund a deferred benefit pension plan implemented in 1993 for officers of the Bank who qualified for the program.

NON EARNING ASSETS

Non-interest earning assets accounted for approximately 11.5% of the Company's total assets at December 31, 2000, a decrease from the approximately 10.8% at December 31, 1999. The total non-interest earning assets primarily consisted of cash and funds placed on deposit in accounts with other banks. Of the total $12,145,000 of non-interest earning assets, cash and non-interest bearing deposits totaled $6,417,000. Other significant non-interest earning assets consisted of fixed assets and interest receivable.

CAPITAL

A good capital position, which is vital to the continued profitability of the Company, also promotes depositor and shareholder confidence and provides a solid foundation for the future growth of the Bank. The Bank has provided for its capital requirements through the retention of earnings. At December 31, 2001, the Bank's Tier 1 capital position was 6.98% ($7,462,000 shareholders' equity divided by total assets of $106,973,000) and the Bank's Tier 2 capital was 7.87% determined by adding loan loss reserves of $943,000 to shareholders' equity of $7,462,000 and dividing by total assets of $106,973,000). Total Tier 1 capital to total risk-weighted assets as of December 31, 2001 was 9.34% and total capital (Tier 2) to total risk-weighted assets was 10.57% compared to 9.15% and 10.41%, respectively, in 2000.

INTEREST RATE RISK

Interest rate sensitivity is a function of the re-pricing characteristics of the Bank's portfolio of assets and liabilities. These re-pricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates. The change in interest rates can be either at replacement, re-pricing or maturity during the life of the assets or liabilities. Interest rate sensitivity management is to concentrate on the maturities of assets and liabilities as they re-price during time periods of changes in market interest rates. Effective management is to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame while minimizing the effect of interest rate changes on net interest income.

The major elements used to manage interest rate risk include the mix of fixed and variable rate assets and liabilities and the maturity pattern of assets and liabilities. The Bank performs a monthly review of assets and liabilities that re-price and the time bands within which the re-pricing occurs. Through such analysis, the Bank monitors and manages its interest sensitivity gap to minimize the effects of changing interest rates.

The interest rate sensitivity structure within the Bank's balance sheet at December 31, 2001, indicated a net interest sensitive liability gap of 133.5% when projecting out one year. In the near term, defined as 90 days, the Bank had a net interest sensitivity asset gap of 142.6%. This information represents a general indication of re-pricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in interest rates. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

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

As of December 31, 2001, the Bank's liquidity ratio was 34.12% derived by dividing net cash, short-term, and marketable assets of $31.7 million by net deposits of $92.9 million. The Bank's dependency ratio as of December 31, 2000 was 9.26%. This ratio is determined by taking the Bank's volatile liabilities (primarily Jumbo certificates) of $13.0 million less short-term investments of $4.9 million divided by adjusted total earning assets of $87.5 million. In 1999 and 1998, the Bank had maintained a liquidity ratio on an average of 20% to 35%. As noted in "Funding Sources" above, management of the Bank believes that the high concentration of time deposits is primarily due to customer relationships and not the attraction of the higher than market rates typically offered by certificates of deposits.

REGULATORY MATTERS

On June 19, 2001, the Bank and the FDIC entered into a Memorandum of Understanding under which the Bank would institute a corrective action program to eliminate compliance problems at the Bank. Management believes that the Bank is in substantial compliance with the Memorandum.

ADOPTED FINANCIAL ACCOUNTING STANDARDS

FAS 109
Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which uses the asset and liability method of accounting for income taxes. Provisions for income taxes are based on amounts reported in the statements of operations, after exclusion of nontaxable income, such as interest on state and municipal securities, tax-exempt loans, and includes deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method pursuant in FAS 109, Accounting for Income Taxes.

FASB 114
In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 ("FASB 114"), Accounting by Creditors for Impairment of a Loan, which sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

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

FASB 115
The FASB 115 rule regarding "Accounting For Certain Investments in Debt and Equity Securities" was implemented the first quarter of 1994. The new rule required financial institutions to segregate their investment portfolio into three categories; 1) securities held-to-maturity (HTM), 2) securities available for sale (AFS), and 3) trading securities. Securities available for sale are to be marked to a fair market value. Unrealized holding gains and losses for AFS securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. Unrealized holding gains and losses for trading securities are included in earnings.

FAS 119
The Bank does not have any financial instruments which would be affected by Financial Accounting Standard Boards Statement No. 119 ("FAS 119"). FAS 119 requires new qualitative disclosures regarding derivative financial instruments (e.g. futures, forwards, swaps and options).

FAS 121
FAS 121, which was effective for the first quarter of 1996, did not have any significant effect on the Company.

FAS 130
In June 1997, the Financial Accounting Standards Board issued Statement No., 130 ("FAS130"), Reporting Comprehensive Income, establishes standards for reporting comprehensive income in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Some of the items included in comprehensive income are unrealized gains or losses on securities available-for-sale, underfunded pension obligations and employee stock options. FAS 130 is effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Implementation of FAS 130 will require additional disclosures in the financial statements but will not have an impact on the Company's balance sheet or Statement of Income.

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

                (Remainder of this page intentionally left blank)

TABLE I

                   AVERAGE BALANCES, INTEREST, AND YIELD/RATE
                             (Dollars in Thousands)

                                          2001                           2000                           1999
Assets:                                 Average    Income/    Average  Average   Income/    Average    Average   Income/    Average
Earning Assets:                         Balance    Expense     Rate    Balance   Expense      Rate     Balance   Expense      Rate
Loans, Net of
unearned income                        $ 67,511    $5,932      8.79%   $68,060   $ 6,206      9.12%   $56,521    $5,284      9.35%
Investment Securities
  Taxable                                12,745       671      5.26%     6,291       415      6.60%     6,267       385      6.14%
  Tax exempt                              3,443       159      4.62%     2,504       120      4.80%     2,521       121      4.80%
                                       --------    ------     -----    -------   -------     -----    -------    ------     -----
    Total Investments                    16,188       830      5.13%     8,795       535      6.08%     8,788       499      5.76%
Federal Funds Sold                       10,976       441      4.02%     8,405       514      6.12%     9,537       477      5.00%
                                       --------    ------     -----    -------   -------     -----    -------    ------     -----
  Total Earning Assets                   94,675     7,203      7.61%    85,260     7,255      8.51%    74,846     6,267      8.37%

Allowance for loan losses                  (991)                          (932)                          (776)
Cash and Due From                         6,636                          5,542                          4,901
Other Assets                              6,277                          6,071                          5,237
                                       --------                        -------                        -------
   Total Assets                        $106,597                        $95,941                        $84,208
                                       ========                        =======                        =======

Liabilities and  Shareholders Equity
Interest Bearing Liabilities
  Deposits
   NOW Accounts                        $ 20,383    $  306      1.50%   $17,605   $   291      1.65%   $14,733    $  259      1.76%
   Money Market Accounts                  6,764       167      2.47%     6,769       182      2.69%     5,390       139      2.58%
   Savings Accounts                      10,881       243      2.23%     9,280       236      2.54%     9,510       228      2.40%
   Time $100,000 and over                12,935       751      5.81%    11,129       563      5.06%     8,821       472      5.35%
   Other Time Deposits                   27,270     1,470      5.39%    24,497     1,290      5.27%    22,299     1,131      5.07%
                                       --------    ------     -----    -------   -------     -----    -------    ------     -----
      Total interest bearing deposits    78,233     2,937      3.75%    69,280     2,562      3.70%    60,753     2,229      3.67%
   Securities sold under agreement
   to repurchase, Federal funds
   purchased and other borrowings         4,524       271      5.99%     4,568       318      6.96%     4,330       292      6.74%
                                       --------    ------     -----    -------   -------     -----    -------    ------     -----
      Total interest bearing
       liabilities                       82,757     3,208      3.75%    73,848     2,880      3.90%    65,083      ,521      3.87%

Demand Deposits (non interest-bearing)   15,591                         14,312                         13,295
Accrued expenses and other liabilities    1,355                          1,721                            740
Shareholders' equity                      6,894                          6,060                          5,090
                                       --------                        -------                        -------

Total liabilities and shareholders'
 equity                                $106,597                        $95,941                        $84,208
                                       ========                        =======                        =======
Net interest income/net interest
 spread                                             3,995      3.75%               4,375      4.56%               3,746      4.45%

Net yield on earning assets                                    4.22%                          5.13%                          5.00%

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

                                TABLE I CONTINUED

December 31,                                                        2001                                    2000
                                                       Volume       Rate        Total        Volume         Rate        Total
Interest Income
    Loans                                              $(50)       $(224)       $(274)       $1,055        $(133)       $922
    Investment Securities                               450         (155)         295            --           29          29
    Other Earning Assets                                157         (230)         (73)          (61)          98          37
                                                       ----        -----        -----        ------        -----        ----
           Total                                        557         (609)         (52)          994           (6)        988

Interest Expense
    Deposits                                            335           40          375           316           18         334
    Borrowings                                           (3)         (44)         (47)           15            9          24
                                                       ----        -----        -----        ------        -----        ----
           Total                                        332           (4)         328           331           27         358
                                                       ----        -----        -----        ------        -----        ----

           Net Change                                  $225        $(605)       $(380)       $  663        $ (33)       $630
                                                       ====        =====        =====        ======        =====        ====

                            Interest Rate Sensitivity
                             (Dollars in Thousands)

                                                                                           After One        After Three
                                                                          After Three       Year but         Years but
                                                             Within       Months but         Within            Within       After
                                                              Three       Within One         Three              Five         Five
                                                             Months          Year            Years             Years        Years
                                                            -------        -------         ---------        -----------    ------
December 31, 2001
Assets
 Loans                                                      $23,773        $ 5,198          $20,905           $14,411      $3,489
 Short term investments                                       3,645              0                0                 0           0
 Securities                                                   2,350          4,137            2,915             60,53       6,381
                                                            -------        -------          -------           -------      ------
    Total interest sensitive assets (ISA)                    29,768          9,335           23,820            20,464        9870

Liabilities
 Interest bearing deposits                                   18,558         31,315           16,249            13,057           0
 Federal funds purchased                                          0              0                0                 0           0
 Long term borrowings                                         1,040              0                0                 0       2,000
 Short term borrowings                                        1,278              0                0                 0           0
                                                            -------        -------          -------           -------      ------
    Total interest sensitive liabilities (ISL)              $20,876        $31,315          $16,249           $13,057      $2,000

 Net position os ISA minus ISL                                8,892        -21,980            7,571             7,407       7,870
 Cumulative net position of ISA minus ISL                     8,940        -13,088           -5,517             1,890       9,760
 Cumulative net position as a percent
 of total assets                                              10.54%        -15.51%           -6.54%             2.24%      11.57%

                                    TABLE II
                              Investment Portfolio
                         (amortized cost, in thousands)

December 31,                                                                     2001                  2000                1999
Securities to be held-to-maturity
  1. U.S. Treasury Securities                                                  $     0                $    0              $    0
  2. U.S. Government Agencies                                                        0                     0                   0
  3. Mortgage-backed securities                                                    294                 1,286                   0
  4. Municipal                                                                   1,288                   438                 554
  5. Other                                                                           0                     0               1,285
                                                                               -------                ------              ------

   Subtotal                                                                      1,582                 1,724               1,839

Securities available-for-sale
  1. U.S. Treasury Securities                                                  $     0                $    0              $    0
  2. U.S. Government Agencies                                                    6,002                   988                 997
  3. Mortgage-backed securities                                                  7,855                 1,265                   0
  4. Municipal                                                                   3,027                 3,567               3,837
  5. Other                                                                       3,369                 1,349               2,630
                                                                               --------               -------             -------

   Subtotal                                                                     20,253                 7,169               7,464
                                                                               --------               -------             -------

   Total investment securities                                                 $21,835                $8,893              $9,303
                                                                               ========               =======             =======

                     Investment Securities Maturity Schedule
                             (Dollars in Thousands)
                                Maturity Schedule

                                                               In 2001                      In 2000                  In 1999
                                                       Amount        Yield          Amount      Yield          Amount      Yield
Security Type                                                                       Within One Year
  1. U.S. Treasury Securities                          $    0        0.00%            $0        0.00%            $0        0.00%
  2. U.S. Government Agencies                             500        6.05%             0        0.00%             0        0.00%
  3. Mortgage-backed securities                             0        5.51%             0        0.00%             0        0.00%
  4. Municipal                                            275        4.60%             7        6.91%             6        4.82%
  5. Other                                                455        6.47%             0        0.00%             0        0.00%
                                                       ------                         --                         --

   Totals                                              $1,230                         $7                         $6
                                                       ======                         ==                         ==

                               TABLE II CONTINUED

                                                               In 2001                   In 2000                   In 1999
                                                        Amount        Yield       Amount         Yield       Amount         Yield
Security Type                                                            After One Year but Within Five Years
 1. U.S. Treasury Securities                           $    0         0.00%       $    0         0.00%       $    0         0.00%
 2. U.S. Government Agencies                            5,000         5.40%        1,000         6.05%          500         6.05%
 3. Mortgage-backed securities                            127         6.19%          275         4.60%            0         0.00%
 4. Municipal                                             270         5.51%          214         6.11%          346         6.31%
 5. Other                                               1,538         6.03%          950         6.17%         1225         5.82%
                                                       ------                     ------                     ------

     Totals                                            $6,935                     $2,439                     $2,071
                                                       ======                     ======                     ======

                                                               In 2001                   In 2000                   In 1999
                                                        Amount        Yield       Amount         Yield       Amount         Yield
Security Type                                                            After Five Years but Within Ten Years
 1. U.S. Treasury Securities                           $    0         0.00%       $    0         0.00%       $    0         0.00%
 2. U.S. Government Agencies                              502         4.00%            0         0.00%          500         6.21%
 3. Mortgage-backed securities                          3,300         4.40%        1,535         4.75%            0         5.87%
 4. Municipal                                           3,526         4.75%        1,367         5.88%         1401
 5. Other                                               1,010         6.52%            0         0.00%        1,521         5.15%
                                                       ------                     ------                     ------

       Totals                                          $8,338                     $2,902                     $3,422
                                                       ======                     ======                     ======

                                                               In 2001                   In 2000                   In 1999
                                                        Amount        Yield       Amount         Yield       Amount         Yield
Security Type                                                                       After 10 Years
 1. U.S. Treasury Securities                           $    0         0.00%       $    0         0.00%       $    0         0.00%
 2. U.S. Government Agencies                                0         0.00%            0         0.00%            0         0.00%
 3. Mortgage-backed securities                          4,722         4.96%          750         4.79%            0         6.44%
 4. Municipal                                             244         5.50%        2,422         6.39%         2584
 5. Other                                                 366         0.00%           45         7.79%        1,157         6.38%
                                                       ------                     ------                     ------

       Totals                                          $5,332                     $3,217                     $3,741
                                                       ======                     ======                     ======

                                    TABLE III
                                 LOAN PORTFOLIO
                             (Dollars in Thousands)

December 31,                                                 2001                        2000                      1999
                                                                   Percent                    Percent                    Percent
                                                      Amount      of Total       Amount      of Total       Amount      of Total
Loan Type
 1. Commercial                                       $55,077        81.2%       $53,930        79.5%       $49,039        77.5%
 2. Real Estate (1.4 family)                           5,420         8.0%         4,336         6.4%         4,651         7.4%
 3. Installment and other                              7,363        10.8%         9,579        14.1%         9,549        15.1%
                                                     -------       -----        -------       -----        -------       -----

   Total Loans                                        67,860       100.0%        63,239       100.0%        67,845       100.0%
                                                                   =====                      =====                      =====

 Less: Unearned Income                                   (84)                       (76)                       (76)
 Less: Allowance for loan losses                        (978)                      (943)                      (778)
                                                      ------                     ------                     ------
   Total loans less allowance
   and unearned income                               $66,798                    $66,826                    $62,385
                                                     =======                    =======                    =======

Selected Loan Maturity and Interest Rate Sensitivity Schedules
(Dollars in Thousands)

December 31,                                                                          2001             2000             1999
                                                                                Within One Year
 1. Commercial                                                                      $15,016          $16,312         $16,846
 2. Real Estate (1.4 family)                                                            907            1,755           1,672
 3. Installment and other                                                             1,615            1,559           1,795
                                                                                    -------          -------         -------

   Total                                                                            $17,538          $19,626         $20,313
                                                                                    =======          =======         =======

                                                                                After One Year but Within Five Years

 1. Commercial                                                                      $35,965          $33,438         $28,614
 2. Real Estate (1.4 family)                                                          4,045            1,205           2,510
 3. Installment and other                                                             5,082            7,601           6,959
                                                                                    -------          -------         -------

    Total                                                                           $45,092          $42,244         $38,083
                                                                                    =======          =======         =======

                                                                                After Five Years

 1. Commercial                                                                       $4,098           $4,180          $3,579
 2. Real Estate (1.4 family)                                                            468            1,376             469
 3. Installment and other                                                               664              419             795
                                                                                     ------           ------          ------

    Total                                                                            $5,230           $5,975          $4,843
                                                                                     ======           ======          ======

Table III Continued
Rate Structure for Loans Maturing Over One Year
(Dollars in thousands)

                                                             With                         With                          With
                                             With Pre-     Floating      With Pre-      Floating      With Pre-       Floating
                                           Deter-mined        or         Determined        or        Determined         or
                                             Interest     Adjustable      Interest     Adjustable     Interest       Adjustable
                                               Rate          Rate           Rate          Rate           Rate          Rate
                                              Amount        Amount         Amount        Amount         Amount        Amount
1. Commercial                                $31,437        $8,625        $32,026        $5,592        $22,376        $9,817
2. Real Estate (1.4 family)                    4,513             0          2,581             0          2,979             0
3. Installment and other                       5,747             0          8,020             0          7,754             0
                                             -------        ------        -------        ------        -------        ------

        Total                                $41,697        $8,625        $42,627        $5,592        $33,109        $9,817
                                             =======        ======        =======        ======        =======        ======

                (Remainder of this page intentionally left blank)

                                    TABLE IV
                         SUMMARY OF LOAN LOSS EXPERIENCE

Year Ended December 31,                                                                  2001            2000              1999

Balance at beginning of Period                                                        $942,884         $777,712         $776,382
  Charge-offs:
    Commercial Loans                                                                         0           75,308           56,772
    Commercial Mortgages Loans                                                               0                0                0
    Construction Loans                                                                       0                0                0
    Residential Mortgage Loans                                                               0                0           16,341
    Consumer Loans                                                                     115,515           98,124           29,138
                                                                                      --------         --------         --------
      Total Charge-offs                                                                115,515          173,432          102,251

  Recoveries
    Commercial Loans                                                                    19,171           49,349            1,826
    Commercial Mortgages Loans                                                               0                0                0
    Construction Loans                                                                       0                0                0
    Residential Mortgage Loans                                                          11,535                0              755
    Consumer Loans                                                                           0           39,255                0
                                                                                      --------         --------         --------
      Total Recoveries                                                                  30,706           88,604            2,581
                                                                                      --------         --------         --------
Net Charge-offs less recoveries                                                         84,809           84,828           99,670
Additions charged to operations                                                        120,000          250,000          101,000
                                                                                      --------         --------         --------
Balance at end of period                                                              $978,075         $942,884         $777,712
                                                                                      ========         ========         ========

                   Allocation of the allowance for loan losses

                                                          2001                        2000                      1999


                                                                 Percent                     Percent                    Percent
                                                               of Loans in                 of Loans in                of Loans in
                                                                 in Each                     in Each                    in Each
                                                                Category                    Category                   Category
                                                                To Total                    To Total                   To Total

                                                  Amount          Loans       Amount          Loans       Amount         Loans
Balance at end of period applicable to:
  Commercial and agricultural                   $793,832          81.2%     $749,499          79.5%     $603,081          77.5%
  Real estate                                     78,119           8.0%       60,260           6.4%       57,198           7.4%
  Installment and Others                         106,124          10.9%      133,125          14.1%      117,433          15.1%
                                                --------         -----      --------         -----      --------         -----

                                                $978,075         100.0%     $942,884         100.0%     $777,712         100.0%
                                                ========         =====      ========         =====      ========         =====

                                     TABLE V
                                    Deposits
                             (Dollars in Thousands)

Year Ended December 31,                              2001                           2000                           1999
                                            AVERAGE         AVERAGE        AVERAGE         AVERAGE        AVERAGE          AVERAGE
                                            BALANCE           RATE         BALANCE           RATE         BALANCE           RATE
Deposits:
  Non-interest
   Demand deposits                          $15,591           0.00%        $14,276           0.00%        $13,295           0.00%

  Interest Bearing Deposits
   NOW accounts                              20,383           1.50%         17,605           1.65%         14,733           1.76%
   Money market accounts                      6,764           2.47%          6,769           2.69%          5,390           2.58%
   Savings accounts                          10,881           2.23%          9,280           2.54%          9,510           2.40%
   Time, $100,000 and over                   12,935           5.81%         11.129           5.27%          8,821           5.35%
   Other time Deposits                       27,270           5.39%         24,497           5.06%         22,299           5.07%
                                            -------           ----         -------           ----         -------           ----

   Total Interest
   bearing deposits                          78,233           3.75%         69,280           3.70%         60,753           3.67%
                                            -------           ----         -------           ----         -------           ----

     Total Deposits                         $93,824                        $83,556                        $74,048
                                            =======                        =======                        =======

                    MATURITIES OF TIME DEPOSITS OVER $100,000
                             (DOLLARS IN THOUSANDS)

December 31,                                               2001                         2000                        1999
                                                               OTHER                        OTHER                         OTHER
                                                CERTIFICATES     TIME        CERTIFICATES     TIME        CERTIFICATES      TIME
                                                 OF DEPOSITS   DEPOSITS      OF DEPOSITS    DEPOSITS       OF DEPOSITS    DEPOSITS
Three months or less                               $3,396         0             $3,415          0             $2,544          0
Three through six months                            1,224         0              1,646          0              1,984          0
Six  through twelve months                          1,574         0              1,753          0              2,074          0
Over twelve Months                                    936         0                696          0              2,251          0
                                                   ------        --             ------         --             ------         --

     Total                                         $7,130         0             $8,853          0             $7,861          0
                                                   ======        ==             ======         ==             ======         ==

                                    TABLE VI
                           RETURN ON EQUITY AND ASSETS

December 31,                                                                         2001                2000              1999
Return on average assets                                                             0.70%               1.00%             0.76%
Return on average common Equity                                                     10.79%              15.95%            12.55%
Common dividend payout ratio                                                         6.03%               4.53%             5.82%
Average equity to average assets ratio                                               6.47%               6.26%             6.04%

                           LEVERAGE RATIO CALCULATIONS

December 31,                                                                        2001              2000             1999
Total average assets                                                               106,597           93,535           84,208
    Less intangibles                                                                     0                0                0

   Total tangible average assets                                                   106,597           93,535           84,208

Total common shareholders' equity                                                    7,134            6,312            5,251
     Less intangibles                                                                    0                0                0
     Total tangible period-end common
             shareholders' equity                                                    7,134            6,312            5,251

Leverage ratio                                                                        6.69%            6.75%            6.24%

                            RISK-BASED CAPITAL RATIO
                                   (Bank Only)

     Tier I capital ratio                                                             6.98             7.10%            7.06%
     Total risk-based capital ratio                                                  10.57             9.15%           10.41%

CONTENTS                                                                                                PAGE

INDEPENDENT AUDITORS' REPORT                                                                              28

FINANCIAL STATEMENTS

  Consolidated Balance Sheets                                                                             29

  Consolidated Statements of Income                                                                       30

  Consolidated Statements of Changes in Stockholders' Equity                                              31

  Consolidated Statements of Cash Flows                                                                32-33

  Notes to Consolidated Financial Statements                                                           34-50

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Valrico Bancorp, Inc. and Subsidiary
Valrico, Florida

We have audited the accompanying consolidated balance sheets of Valrico Bancorp, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valrico Bancorp, Inc. and Subsidiary at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Rex Meighen & Company, LLP
Certified Public Accountants

Tampa, Florida
January 18, 2002

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                   --------------------------
                                                                     2001              2000
                                                                   --------          --------
                                                                         (in thousands)
ASSETS
Cash and non-interest bearing deposits                             $  6,417          $  5,764
Federal funds sold                                                    3,645             8,808
Securities available-for-sale                                        20,364             7,128
Securities to be held-to-maturity                                     1,582             1,724
Loans, net                                                           66,798            66,826
Facilities, net                                                       3,231             3,384
Other real estate                                                     1,079                --
Accrued interest receivable                                             632               604
Other assets                                                          1,852             1,645
                                                                   --------          --------
Total assets                                                       $105,600          $ 95,883
                                                                   ========          ========

LIABILITIES

Deposits:
  Demand deposits                                                  $ 13,990          $ 14,621
  NOW accounts                                                       21,145            17,887
  Money market accounts                                               6,698             6,381
  Savings accounts                                                   11,396             9,193
  Time deposits, $100,000 and over                                   12,372            11,482
  Other time deposits                                                27,568            24,361
                                                                   --------          --------
Total deposits                                                       93,169            83,925

  Securities sold under agreements to repurchase                        308               598
  Accounts payable and accrued liabilities                              979               970
  Advances under line-of-credit                                         970               970
  Notes payable                                                       3,040             3,108
                                                                   --------          --------
Total liabilities                                                    98,466            89,571
  Commitments and contingencies (Notes O and P)

STOCKHOLDERS' EQUITY

Common stock, no par value, authorized 1,000,000
  shares, issued and outstanding 304,728 shares for 2001;
  304,324 for 2000                                                      305               304
Capital surplus                                                       2,526             2,515
Retained earnings                                                     4,236             3,535
Accumulated other comprehensive income                                   67               (42)
                                                                   --------          --------
   Total stockholders' equity                                         7,134             6,312
                                                                   --------          --------

   Total liabilities and Stockholders' Equity                      $105,600          $ 95,883
                                                                   ========          ========

           See Accompanying notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                      2001             2000               1999
                                                   ---------         ---------          ----------
                                                        (in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                       $  5,932          $   6,206           $   5,284
  Interest on investment securities:
    U. S. Treasury                                       --                 --                  19
    U. S. Government agencies                           483                324                 293
    State and municipal securities                      159                120                 121
    Other                                               188                 91                  73
    Income on Federal funds sold                        441                514                 477
                                                   --------          ---------           ---------
Total interest income                                 7,203              7,255               6,267
                                                   --------          ---------           ---------
INTEREST EXPENSE
  Interest on deposits                                2,937              2,563               2,229
  Interest on short-term borrowings                      72                108                  82
  Interest on long-term debt                            199                209                 211
                                                   --------          ---------           ---------
Total interest expense                                3,208              2,880               2,522
                                                   --------          ---------           ---------
  Net interest income                                 3,995              4,375               3,745

PROVISION FOR LOAN LOSSES                               120                250                 101
                                                   --------          ---------           ---------
  Net interest income after provision
  for loan losses                                     3,875              4,125               3,644
                                                   --------          ---------           ---------
OTHER INCOME
  Service charges on deposit accounts                   896                834                 729
  Miscellaneous income                                  112                106                 109
                                                   --------          ---------           ---------
Total other income                                    1,008                940                 838
                                                   --------          ---------           ---------
OTHER EXPENSES

  Salaries and employee benefits                      2,102              2,111               1,843
  Occupancy expense                                     361                324                 363
  Equipment expense                                     316                291                 321
  Stationery, printing and supplies                     131                130                 139
  Miscellaneous expenses                                858                837                 853
                                                   --------          ---------           ---------
Total other expenses                                  3,768              3,693               3,519
                                                   --------          ---------           ---------

INCOME BEFORE INCOME TAXES                            1,115              1,372                 963

INCOME TAXES                                            371                438                 324
                                                   --------          ---------           ---------
NET INCOME                                              744                934                 639

OTHER COMPREHENSIVE INCOME
  Unrealized gains (losses) on Securities               109                102                (153)
                                                   --------          --------            ---------

COMPREHENSIVE INCOME                               $    853          $   1,036           $     486
                                                   ========          =========           =========

PER SHARE DATA
  Average shares outstanding                        304,531            302,138             305,565

  Basic EPS                                        $   2.44          $    3.09           $    2.09
                                                   ========          =========           =========

           See Accompanying notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    ACCUMULATED
                                                                                                       OTHER            TOTAL
                                                    COMMON           CAPITAL         RETAINED      COMPREHENSIVE    STOCKHOLDERS'
                                                     STOCK           SURPLUS         EARNINGS          INCOME          EQUITY
                                                    ------           -------           -------     -----------      ------------
                                                                                   (in thousands)
Balance, December 31, 1998                          $  308           $ 2,566           $ 2,041           $   9           $ 4,924


    Net income for 1999                                 --                --               639              --               639
    Other comprehensive income, net of tax:
    Net change in net
        unrealized holding
        losses on
        securities                                      --                --                --            (153)             (153)
    Stock issuance                                       4                74                --              --                78
    Cash dividends                                      --                --               (37)             --               (37)
    Stock redemption                                   (10)             (190)               --              --              (200)
                                                    ------           -------           -------     -----------      ------------
Balance, December 31, 1999                             302             2,450             2,643            (144)            5,251

    Net income for 2000                                 --                --               934              --               934
    Other comprehensive income, net of tax:
    Net change in net
         unrealized holding
         gains on securities                            --                --                --             102               102
    Stock issuance                                       2                65                --              --                67
    Cash dividends                                      --                --               (42)             --               (42)
                                                    ------           -------           -------     -----------      ------------
Balance, December 31, 2000                             304             2,515             3,535             (42)            6,312
    Net income for 2001                                                                    744              --               744
    Other comprehensive income, net of tax:
    Net change in net
         unrealized holding
         gains on securities                            --                --                --             109               109
    Stock issuance                                       1                11                --              --                12
    Cash dividends                                      --                --               (43)             --               (43)
                                                    ------           -------           -------     -----------      ------------
Balance, December 31, 2001                          $  305           $ 2,526           $ 4,236     $        67      $      7,134
                                                    ======           =======           =======     ===========      ============

           See Accompanying notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31
                                                                                --------------------------------------------
                                                                                    2001          2000             1999
                                                                                ---------      -----------    --------------
                                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $    744        $       934    $          639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                           120                250               101
Depreciation and amortization                                                       258                265               284
Net amortization (accretion) of investment                                           28                  8                 1
  security premiums and discounts
Deferred income taxes                                                              (304)              (135)              (44)
(Increase) in assets:                                                               (28)               (24)             (101)
Accrued interest receivable
Other assets                                                                         97                (45)              (69)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities                                              9                398              (315)
                                                                               --------           --------           -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           924              1,651               496
                                                                               --------           --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale:

Purchase of securities                                                          (15,999)                --            (1,956)
Proceeds from maturities of securities                                              339                281             1,290
Proceeds from sale of securities                                                  2,505                 --                --
Securities to be held to maturity:
Proceeds from maturities of securities                                              142                120               215
Decrease (increase) in Federal funds sold                                         5,163             (8,299)            5,847
Net increase in loans                                                            (1,171)            (4,716)           (6,797)
Purchase of facilities                                                             (105)              (145)             (373)
Proceeds from sale of other real estate                                              --                  1               101
                                                                               --------           --------           -------
NET CASH USED IN INVESTING ACTIVITIES                                            (9,126)           (12,758)           (1,673)
                                                                               --------           --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net Increase in Deposits                                                          9,244             10,192             3,228
Net increase (decrease) in securities sold under
    agreements to repurchase                                                       (290)               (74)               26
Proceeds from issuance of long-term debt                                             --                 --                --
Principal payments on long-term debt                                                (68)               (59)              (55)
Proceeds from issuance of common stock                                               12                 67                78
Cash dividends paid                                                                 (43)               (42)              (37)
Redemption of common stock                                                           --                 --              (200)
Net borrowings on line-of-credit                                                     --                 --               470
NET CASH PROVIDED BY FINANCING ACTIVITIES                                         8,855             10,084             3,510
                                                                               --------           --------           -------
NET INCREASE (DECREASE) IN CASH                                                     653             (1,023)            2,333

CASH, BEGINNING OF YEAR                                                           5,764              6,787             4,454
                                                                               --------           --------           -------
CASH, END OF YEAR                                                              $  6,417           $  5,764           $ 6,787
                                                                               ========           ========           =======

           See Accompanying notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW                                              2001            2000         1999
                                                                                ---------       --------      -------
Cash paid during the year for interest                                          $   3,111       $  2,739      $ 2,202
Cash paid during the year for income taxes                                      $     381       $    516      $   307

NON-CASH TRANSACTIONS:
Transfers from loans to other real estate                                       $   1,079       $      -      $     -

           See Accompanying notes to Consolidated Financial Statements

                      VALRICO BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

Debt securities that an enterprise has the positive intent and ability to hold-to-maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in net income. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses included as accumulated other comprehensive income in a separate component of stockholders' equity.

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

Comprehensive Income:

The Company accounts for comprehensive income in accordance with FAS 130, Reporting Comprehensive Income. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires an enterprise to classify items of other comprehensive income by their nature and to display the accumulated balance of other comprehensive income separately in the equity section of a statement of financial position.

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

NOTE B - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in securities at December 31, 2001, are as follows:

                                                             GROSS             GROSS
                                           AMORTIZED       UNREALIZED        UNREALIZED       FAIR
                                             COST            GAINS             LOSSES         VALUE
                                          -----------      ----------        -----------    --------
                                                                 (in thousands)
SECURITIES AVAILABLE-FOR-SALE:
U. S. Government agencies                 $   6,002        $   72          $                $ 6,074
State and municipal                           3,027            --               43            2,984
Mortgage-backed securities                    7,855            60               --            7,915
Other                                         3,369            22               --            3,391
                                          ---------        ------          -------          -------

                                          $  20,253        $  154          $    43          $20,364
                                          =========        ======          =======          =======
SECURITIES TO BE HELD-TO-MATURITY:

Mortgage-backed securities                $     294        $   10          $    --          $   304
State and municipal                           1,288            44               --            1,332
                                          ---------        ------          -------          -------

                                          $   1,582        $   54          $    --          $ 1,636
                                          =========        ======          =======          =======

The amortized cost and estimated fair value of investments in securities at December 31, 2000, are as follows:

                                                                           GROSS              GROSS
                                                           AMORTIZED     UNREALIZED         UNREALIZED        FAIR
                                                              COST          GAINS             LOSSES          VALUE
                                                         ---------------  ---------          --------       --------
                                                                                 (in thousands)
SECURITIES AVAILABLE-FOR-SALE:
U. S. Treasury                                           $           998   $      5          $      -       $  1,003
U. S. Government agencies                                          1,265          -                20          1,245
Mortgage-backed securities                                         3,567          -                30          3,537
Other                                                              1,349          -                 6          1,343
                                                         ---------------  ---------          --------       --------
                                                         $         7,179   $      5          $     56       $  7,128
                                                         ===============   ========          ========       ========

SECURITIES TO BE HELD-TO-MATURITY:
Mortgage-backed securities                               $           438   $      3          $      -       $    441
State and municipal                                                1,286         49                 -          1,335
                                                         ---------------   --------          --------       --------
                                                         $         1,724   $     52          $      -       $  1,776
                                                         ===============   ========          ========       ========

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. The estimated fair value of securities is determined on the basis of market quotations. Securities with amortized cost of approximately $678,000 and $765,000, and market values of approximately $706,000 and $773,000 were pledged to secure repurchase agreements and deposit accounts at December 31, 2001 and 2000, respectively.

At December 31, 1995, securities with an amortized cost of approximately $1,646,000 were transferred to held-to-maturity from available-for-sale due to a one-time opportunity to reassess security classifications in accordance with guidelines issued by the FASB. These securities had a net unrealized loss of $1,852 at December 31, 2001.

The cost and estimated fair value of debt securities at December 31, 2001, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    SECURITIES                 SECURITIES TO BE
                                                                AVAILABLE-FOR-SALE             HELD-TO-MATURITY
                                                           -----------------------------   ---------------------------
                                                            AMORTIZED             FAIR      AMORTIZED          FAIR
                                                               COST               VALUE       COST            VALUE
                                                          --------------        --------   ------------    -----------
                                                                                 (in thousands)
Due in one year or less                                   $          952        $    966         $   278        $   281
Due from one to five years                                         6,652           6,782             281            296
Due from five to ten years                                         8,075           8,014             498            516
Due after ten years                                                4,574           4,602             525            543
                                                          --------------        --------         -------        -------

                                                          $       20,253        $ 20,364         $ 1,582        $ 1,636
                                                          ==============        ========         =======        =======

NOTE C - LOANS

The loan portfolio is classified as follows:

                                                                                                  DECEMBER 31,
                                                                                            ------------------------
                                                                                             2001              2000
                                                                                            -------         --------
                                                                                                  (in thousands)
Commercial and agricultural                                                                 $55,077         $ 53,930
Real estate                                                                                   5,420            4,336
Installment and other loans                                                                   7,363            9,579
                                                                                            -------         --------
Total loans                                                                                  67,860           67,845
Less, unearned income                                                                           (84)             (76)
Less, allowance for loan losses                                                                (978)            (943)
                                                                                            -------         --------
                                                                                            $66,798         $ 66,826
                                                                                            =======         ========

The following is a summary of the transactions in the allowance for loan losses:

                                                                                YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------------
                                                                       2001               2000              1999
                                                                  ---------------    --------------  ----------------
                                                                                    (in thousands)
Balance, beginning of year                                        $           943    $          778  $            776
Provision charged to operating expenses                                       120               250               101
Loans charged-off                                                            (116)             (174)             (102)
Recoveries                                                                     31                89                 3
                                                                  ---------------    --------------  ----------------
                                                                  $           978    $          943  $            778
                                                                  ===============    ==============  ================

Loans on which interest was not being accrued totaled $530,000 at December 31, 2001, and $638,000 at December 31, 2000. Had interest been accrued on these non-accrual loans at originally contracted rates, interest income (before income taxes) would have been increased by approximately $31,800 and $38,000 for 2001 and 2000, respectively.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 2001 and 2000, the Bank had classified loans in the amounts of $240,400 and $252,500 as impaired loans, respectively. The allowance for loan losses includes amounts applicable to impaired loans. These allowances are not significant to the Bank's financial statements.

NOTE D - FACILITIES

Facilities are summarized as follows:

                                                                 ACCUMULATED
                                                                DEPRECIATION                              ESTIMATED
                                                  COST               &               NET BOOK              USEFUL
                                                                AMORTIZATION           VALUE                LIVES
                                                ----------      ---------------     -----------         -------------
DECEMBER 31, 2001                                               (in thousands)
   Land                                         $    1,087      $             -     $     1,087                   N/A
   Building                                          1,831                  262           1,568         39 1/2  years
   Leasehold improvements                              617                  376             241          3 - 15 years
   Furniture, fixtures and equipment                 1,926                1,592             335          2 - 15 years
                                                ----------      ---------------     -----------
                                                $    5,461      $         2,230     $     3,231
                                                ==========      ===============     ===========

                                                COST          ACCUMULATED
                                                             DEPRECIATION                                ESTIMATED
                                                                   &                  NET BOOK             USEFUL
                                                              AMORTIZATION             VALUE               LIVES
DECEMBER 31, 2000                                            (in thousands)
  Land                                          $    1,087     $           -        $     1,087                     N/A
  Building                                           1,830               203              1,627            39 1/2 years
  Leasehold improvements                               602               332                270            3 - 15 years
  Furniture, fixtures and equipment                  1,836             1,436                400            2 - 15 years
                                                ----------     -------------        -----------
                                                $    5,355     $       1,971        $     3,384
                                                ==========     =============        ===========

Other expenses for the years ended December 31, 2001, 2000, and 1999, included depreciation and amortization of facilities of $258,000, $265,000, and $274,000, respectively.

NOTE E - TIME DEPOSITS

At December 31, 2001, scheduled maturities (in thousands) of time deposits are as follows:

                           2002                    $            33,690
                           2003                                  3,197
                           2004                                  1,272
                           2005                                  1,040
                           2006 and thereafter                     741
                                                   -------------------
                                                   $            39,940
                                                   ===================

NOTE F - ADVANCES UNDER LINE-OF-CREDIT

The Company entered into an open end loan agreement with Independent Banker's Bank of Florida which provides for maximum borrowings of $1,000,000 at the prime interest rate. The security for the loan agreement consists of the Bank's common stock and a security interest in other Company assets.

At December 31, 2001, the outstanding balance was $969,950. Interest expense was $60,000, $92,000 and $68,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

NOTE G - NOTES PAYABLE

Long-term debt consists of the following:

                                                                                               DECEMBER 31,
                                                                                  --------------------------------------
                                                                                         2001                2000
                                                                                  ------------------   -----------------
                                                                                               (in thousands)
Note payable to Independent  Banker's Bank of Florida,  principal and interest of $13,000,  payable  monthly at 8.5% for the first year and  adjustable  each year based on the U. S. Treasury  Note  three-year  index;  due on January 14,
2012.  Secured by real estate.                                                    $            1,040   $          1,108
Note  payable  to the  Federal  Home Loan Bank of  Atlanta,  interest  payable quarterly at 5.51%,  principal due March 26, 2008.  The loan is callable as of
March  26,  2003 and may be  prepaid.  Collateralized  by  mortgage  loans and
Federal Home Loan Bank stock.                                                                  2,000              2,000
                                                                                  ------------------   ----------------
                                                                                               3,040              3,108
Less: current portion                                                                            (69)               (63)
                                                                                  ------------------   ----------------

                                                                                  $            2,971   $          3,045
                                                                                  ==================   ================

Estimated maturities (in thousands) on long-term debt are as follows:

         2003                    $            75
         2004                                 81
         2005                                 89
         2006                                 96
         Thereafter                        2,630
                                 ---------------

                                 $         2,971
                                 ===============

Interest expense was $198,890, $209,012 and $210,721 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

At December 31, 1998 options for 59,910 shares had been granted with an exercise price of $16 per share. All such options expire December 14, 2008. At December 31, 2001, options on 5,090 shares remain available for grant.

The Company accounts for these options based upon APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its stock options. Had the compensation cost been determined based upon FAS Opinion No. 123, the Company's net income would have been reduced approximately $37,100 for 2001, $40,720 for 2000, and $38,000 for 1999.

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

Bank contributions to the Plan were $15,284 in 2001, $14,120 in 2000, and $11,551 in 1999.

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

As of December 31, 2001, the most recent notification from the FDIC, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To remain categorized as well capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.


                                                                                                TO BE WELL CAPITALIZED
                                                                         FOR CAPITAL            UNDER PROMPT CORRECTIVE
                                                ACTUAL                ADEQUACY PURPOSES            ACTION PROVISIONS
                                        AMOUNT         RATIO         -AMOUNT        -RATIO       -AMOUNT        -RATIO
                                        ------        -------        -------        -------      -------        -------
                                                                 (dollars in thousands)
AS OF DECEMBER 31, 2001:
Totalrisk-based capital (To
risk-weighted assets)                   $8,440         10.57%        $6,391          8.00%        $7,998         10.00%
Tier I capital (To risk-weighted
assets)                                 $7,462          9.34%        $3,195          4.00%        $4,793          6.00%
Tier I capital (To adjusted
total assets)                           $7,462          6.98%        $4,279          4.00%        $5,349          5.00%
AS OF DECEMBER 31, 2000:
Total risk-based capital (To
risk-weighted assets)                   $7,571         10.41%        $5,821          8.00%        $7,276         10.00%
Tier I capital (To risk-weighted
assets)                                 $6,661          9.15%        $2,950          4.00%        $4,366          6.00%

Tier I capital (To adjusted
total assets)                           $6,661          7.13%        $3,739          4.00%        $4,674          5.00%


On June 19, 2001, the Bank and the FDIC entered into a Memorandum of Understanding under which the Bank would institute a corrective action program to eliminate compliance problems at the Bank. Management believes that the Bank is in substantial compliance with the Memorandum.

NOTE K - OPERATING LEASES

The Bank leases two branch locations. One branch is leased from a director of the Bank. This lease expires March 31, 2003, and provides for annual rents of $42,000. The Bank has the option to renew the lease for three additional three-year terms at rents to be negotiated at the time of the renewal. The second branch is located in Wal-Mart. This lease provides for a monthly rental of $2,083 for five years. The Bank has the option to renew the lease for two additional five-year terms, with annual rents of $31,250 and $39,062, respectively. Rental expense under said leases was approximately $67,000, $67,000, and $67,000 for each of the years ended December 31, 2001, 2000, and 1999.

These leases are accounted for as operating leases.

The future minimum rental commitment for said leases are as follows:


                  2002         $   54,500
                  2003             10,500
                  2004                 --
                  2005                 --
                  2006                 --
                               ----------
                               $   65,000
                               ==========

NOTE L - DEFERRED COMPENSATION AGREEMENTS

The Bank entered into deferred compensation agreements with certain executive officers. The agreements provide for a flat annual retirement benefit at the time the employee participates in the agreement. The benefit may be increased by a cost of living adjustment annually and is to be paid for 15 years. Provisions under these agreements for 2001, 2000, and 1999 were $36,318, $40,931, and $28,819, respectively.


NOTE M - OTHER EXPENSES

Miscellaneous expenses were as follows:

                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                          2001             2000           1999
                                                      (in thousands)
Advertising and public relations        $     73        $     97        $     99
Professional fees                             74             104              77
Postage                                       90              80              75
Taxes                                         49              21             108
Insurance                                     65              91              93
Other                                        507             444             401
                                        --------        --------        --------
                                        $    858        $    837        $    853
                                        ========        ========        ========

NOTE N - INCOME TAXES

The provision for income taxes is summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                          ------------------------------------------
                                            2001             2000             1999
                                          --------         --------         --------
                                                         (in thousands)
Current income taxes:
   Federal                                $    338         $    514         $    331
   State                                        58               59               37
                                          --------         --------         --------
        Total current income taxes             396              573              368
Deferred income taxes (credit)                 (25)            (135)             (44)
                                          --------         --------         --------
   Income tax provision                   $    371         $    438         $    324
                                          ========         ========         ========


A reconciliation of the income tax computed at the Federal statutory rate of 34% and the income tax provision shown on the statement of income follows:


                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                         2001             2000             1999
                                                       --------         --------         --------
                                                                    (in thousands)
Tax computed at statutory rate                         $    379         $    466         $    327
Increase (decrease) resulting from:                         (18)             (16)             (32)
   Tax exempt income
   State income tax, net of Federal tax benefit              38               31               32
   Other                                                    (28)             (43)              (3)
                                                       --------         --------         --------

Income tax provision                                   $    371         $    438         $    324
                                                       ========         ========         ========


The components of the deferred income tax asset included in other assets are as follows:


                                                DECEMBER 31,
                                          -------------------------
                                            2001             2000
                                          --------         --------
                                                (in thousands)
Deferred tax liability:
   Federal                                $    (49)        $    (28)
   State                                        (8)              (5)
                                          --------         --------
                                               (57)             (33)
                                          --------         --------
Deferred tax asset:
   Federal                                     381              399
   State                                        65               66
                                          --------         --------
                                               446              465
                                          --------         --------

Net deferred tax asset (liability)        $    389         $    432
                                          ========         ========

The tax effects of each type of significant item that gave rise to deferred taxes are:


                                                     DECEMBER 31,
                                              -------------------------
                                                2001             2000
                                              --------         --------
                                                    (in thousands)
Accumulated other comprehensive income        $    (43)        $     13
Accretion income                                   (14)             (22)
Depreciation                                        54               35
Cash to accrual adjustment                          --              (11)
Deferred loan fees                                  28               28
Allowance for loan losses                          316              301
Deferred compensation                               48               36
Other item                                          --               52
                                              --------         --------
Net deferred tax asset                        $    389         $    432
                                              ========         ========

NOTE O - COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of these commitments and contingent liabilities follows:


                                                      DECEMBER 31,
                                              ---------------------------
                                                2001              2000
                                              ---------         ---------
                                                    (in thousands)
    Commitments to extend credit              $   5,614         $   5,451
    Standby letters of credit                 $     381         $     555

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

The Bank has a $7,000,000 unused line-of-credit with Federal Home Loan Bank, and a $1,500,000 unused line-of-credit with Independent Banker's Bank of Florida for the purchase of Federal funds.

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

At December 31, 2001, the Bank had $2,825,325 in excess of FDIC deposit insurance in non-interest bearing accounts with other financial institutions.

NOTE Q - RELATED PARTIES

Certain officers, directors, employees of the Bank, and certain corporations and individuals related to such persons have deposits and indebtedness, in the form of loans, as customers. The total of such deposits at December 31, 2001, was $3,151,000. Total loans to such persons and their affiliates amounted to $4,416,000, and $3,747,000 at December 31, 2001 and 2000, respectively. During 2001, originations of related party loans totaled $4,167,000 and payments on related party loans totaled $3,498,000.


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

The estimated fair values of the Bank's financial instruments at December 31, 2001, are as follows:


                                       CARRYING          FAIR
                                        AMOUNT          VALUE
                                       --------        --------
                                            (in thousands)
FINANCIAL ASSETS
Cash and short-term investments        $ 10,062        $ 10,062
Investment securities                    21,946          22,000
Loans                                    66,798          69,049
                                       --------        --------
                                       $ 98,806        $101,111
                                       ========        ========

FINANCIAL LIABILITIES
Deposits                               $ 93,169        $ 93,976
Short-term borrowings                       970             970
Long-term debt                            3,040           3,070
                                       --------        --------
                                       $ 97,179        $ 98,016
                                       ========        ========

NOTE S - PARENT COMPANY FINANCIAL INFORMATION

Presented below are condensed financial statements for Valrico Bancorp, Inc. (parent only):


Condensed Balance Sheets as of December 31:

                                            2001            2000
                                          --------        --------
                                               (in thousands)
ASSETS
Cash                                      $     24        $     37
Investment in subsidiary bank, net           7,492           6,692
Facilities, net                              1,563           1,591
Other assets                                    68              73
                                          --------        --------
Total assets                              $  9,147        $  8,393
                                          ========        ========

Liabilities:
Accrued liabilities                               $        3        $        3
Line-of-credit                                           970               970
Note payable                                           1,040             1,108
                                                  ----------        ----------
Total liabilities                                      2,013             2,081
Stockholders' equity                                   7,134             6,312
                                                  ----------        ----------
Total liabilities and stockholders' equity        $    9,147        $    8,393
                                                  ==========        ==========


           CONDENSED STATEMENTS OF OPERATIONS AND STOCKHOLDERS' EQUITY
                             YEAR ENDED DECEMBER 31:


                                                  2001             2000
                                                --------         --------
                                                    (in thousands)
Equity in net income of subsidiary bank:
Undistributed                                   $    691         $    903
Distributed                                           44               89
Rent income                                          204              204
Interest expense                                    (147)            (187)
Other expenses                                       (48)             (75)
                                                --------         --------
Net income                                           744              934

STOCKHOLDERS= EQUITY
Beginning of year                                  6,312            5,251
Dividends paid                                       (43)             (42)
Stock issuance                                        12               67
Net change in unrealized holding losses
  on securities in subsidiary bank                   109              102
                                                --------         --------

End of year                                     $  7,134         $  6,312
                                                ========         ========

                       CONDENSED STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31:


                                                              2001             2000
                                                            --------         --------
                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                  $    744         $    934
Adjustment to reconcile net income to net
  cash provided by operating activities:
Equity in undistributed earnings of subsidiary                  (691)            (903)
Depreciation                                                      28               29
Decrease (increase) in other assets                                5              (30)
Increase in accounts payable and accrued liabilities              --                3
                                                            --------         --------
Net cash used in operating activities                             86               33
                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                                          12               67
Cash dividend on common stock                                    (43)             (42)
Principal payments on long-term debt                             (68)             (59)
Net cash used in financing activities                            (99)             (34)
                                                            --------         --------
NET DECREASE IN CASH                                             (13)              (1)
CASH AT BEGINNING OF YEAR                                         37               38
                                                            --------         --------
CASH AT END OF YEAR                                         $     24         $     37
                                                            ========         ========

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

ITEM 10. DIRECTORS AND PRINCIPAL OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled "Election of Directors" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange within 120 days of the end of the Company's fiscal year ended December 31, 2001.

PRINCIPAL OFFICERS OF THE COMPANY AND ITS SUBSIDIARY BANK

All principal officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understanding between the Company and any principal officer pursuant to which any such person was elected as a principal officer of the Company.

J. E. "BOB" MCLEAN, III, 65, is Chairman of the Bank and Company and was elected President and CEO in May 1997 of the Company. Mr. McLean is the owner and President of J. E. McLean & Sons, a family business he took over in 1967. He is a citrus grower who also harvests and ships fruit. Prior to that, Mr. McLean was a banker at Marine Bank of Tampa and was employed with Tampa Electric for three and a half years. He is a third generation of Valrico, attending Brandon High School and the University of Florida for a couple of years. Mr. McLean served in the Army. He has served as Chairman of the Board of the Bank since its inception in 1989 and has served as Chairman of the Board for the Company since May 1995.

JERRY L. BALL, 49, The President and CEO of the Bank is also the Executive Vice President of the Company. In May 1997, Mr. Ball was promoted to his current position. In 1995, Mr. Ball was promoted to Executive Vice President. From 1989 to May 1995, Mr. Ball served in the position of Senior Vice President and Cashier. From 1980 to April 1989, Mr. Ball was an Assistant Vice President and Branch Manager for First Union National Bank of Florida. Mr. Ball attended King College and received a B.A. degree in Business and Economics. He is a graduate of the School of Banking at the University of Florida. Mr. Ball has over 23 years of banking experience.

DONALD WEAVER, 59, joined the Company and Bank in November 1995. He was hired as Senior Vice President of Commercial Loans of the Bank. In May 1997, he was promoted to Executive Vice President and Director of Commercial Loans and was elected to the position of Secretary to the Company. He has over 35 years in commercial banking, all within the Hillsborough County area. He attended Hillsborough Community College and has attended a number of banking schools. He has been a resident of the Brandon area for over 25 years.

Set forth below are the names and ages of the other principal officers of the Company's subsidiary bank, giving their principal occupation and business experience of each such principal officer during the past six years. All of such information has been furnished by each such person.

GLENN J. CHASTEEN, 50, is currently serving as Senior Vice President-Consumer Loans. He has been the Bank's installment lender since June 1989. From January 1987 to October 1988, Mr. Chasteen served as Senior Vice President of San Antonio Citizens Federal Credit Union. From February 1980 to January 1987, Mr. Chasteen served as Vice President-Consumer Lending with Sun Bank of Tampa Bay (formerly known as Brandon State Bank).

CAROL TODD JOHNSON, 70, has served as Vice President and Business Development Officer of the Bank since June 1991. Mrs. Johnson serves in this position on a part-time basis and was promoted in 1995 to Vice President-Business Development. From 1972 to May 1991, Mrs. Johnson was Vice President of Business and Community Development Officer at the Brandon office of Barnett Bank.

SUSAN L. RADFORD, 44, is currently serving as a Vice President -
Cashier/Compliance Officer. She was promoted to this position in July 1999. Ms. Radford has 24 years of banking experience, 15 years in bank operations.

GLENDA C. PEACOCK, 62, is currently serving as a Vice President - Loan Officer/Branch Coordinator . She has been serving in this capacity since August 1, 1999. Prior to this, she served as a branch manager of our Brandon location since March 1994. Mrs. Peacock was hired by the Bank in August 1993 where she served as an AVP - Loan Officer.

MELISSA B. OVERTON, 44, is currently serving as a commercial loan officer of our Plant City locations as a Vice President - Commercial Loan Officer. She has been serving in this capacity since August 1999. Mrs. Overton was hired by the bank as a commercial lender in March 1999. Prior to being hired by us, Mrs. Overton has worked for Suntrust and Barnett Banks as a commercial lender and also for a small community bank in southern Florida as a commercial lender/Branch manager. Also during 1997-1998, Mrs. Overton worked as a Human Resource Coordinator for a restaurant chain in southern Florida.

MICHAEL A. GOTTESMAN, 53, is currently serving as Vice President in commercial loans of our main office. He has been serving in that capacity since joining the bank in March of 2001. Prior to joining the bank Mr. Gottesman spent 13 years as Vice President and branch manager with Barnett Banks, and has been in banking for 26 years. Mr. Gottesman is a Graduate of National Commercial lending School in Norman Oklahoma and has taken numerous courses in banking.

ITEM 11. MANAGEMENT COMPENSATION AND TRANSACTIONS

The information required by Item 11 pertaining to management compensation and transactions with management of the Company is incorporated herein by reference to the sections entitled "Executive Compensation and Other Information" and "Certain Transactions" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders, which will be filed with the Federal Deposit Insurance Corporation within 120 days of the end of the Company's fiscal year ended December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The only class of voting securities of the Company is its Common Stock, 304,728 shares of which were outstanding as of December 31, 2001. To the best knowledge of the Company, other than Messrs. Carlton, Holmberg and Amerson (whose shareholdings are listed in "Security Ownership of Management" below), there are no other persons who own beneficially more than five percent (5%) of the Company's Common Stock.

SECURITY OWNERSHIP OF MANAGEMENT

The information set forth below as to the beneficial ownership of shares of Common Stock of the Company by each director of the Company, and by all directors and principal officers of the Company as a group, as of December 31, 2000 has been furnished by the respective persons.

                                       AMOUNT AND NATURE
NAME OF BENEFICIAL                       OF BENEFICIAL
      OWNER                                OWNERSHIP         PERCENT OF CLASS
------------------                     -----------------     ----------------
LeVaughn Amerson                             33,703(1)             11.06
Jerry L. Ball                                 8,000(8)              2.63
C. Dennis Carlton                            30,878(2)             10.13
H. Leroy English                              8,825(1)              2.90
Gregory L. Henderson                         15,203(3)              4.99
Douglas A. Holmberg                          34,010(4)             11.16
Charles E. Jennings, Jr                      12,469(5)              4.09
J. E. "Bob" McLean, III                      13,959(6)              4.58
J. "Bill" Noriega, Jr                        12,229(7)              4.01
Donald M. Weaver                              6,300(9)              2.07
                                            -------                -----
All directors and principal                 175,576                57.62
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

         8. Includes 450 shares which Mr. Ball owns jointly with his spouse. Includes 7500 shares subject to options which are presently exercisable.

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

                                   SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS
                          Year ended December 31, 2001

                                    Balance                                                                  Balance
                                   beginning                           Reductions                            end of
Name of                            of period                            Amounts           Amounts            Period
Borrower                            01/01/01          additions        collected        charged-off         12/31/01

LeVaughn Amerson(10)               $   30,000        $  135,000        $   70,000        $        0        $   95,000
C. Dennis Carlton(1)                   90,000                 0                 0                 0            90,000
C. Dennis Carlton(3)                  179,998                 0            60,000                 0           119,998
C. Dennis Carlton                       8,319                 0             8,319                 0                 0
C. Dennis Carlton(6)                    8,007                 0             3,830                 0             4,176
C. Dennis Carlton                       4,391                 0             4,391                 0                 0
C. Dennis Carlton(14)                  13,035                 0             6,835                 0             6,200
C. Dennis Carlton(16)                  13,865                 0             6,336                 0             7,529
C. Dennis Carlton(17)                  24,208                 0             7,764                 0            16,444
C. Dennis Carlton(2)                   25,311                 0             3,905                 0            21,406
C. Dennis Carlton                      36,000                 0            36,000                 0                 0
C. Dennis Carlton                      95,216                 0            95,216                 0                 0
C. Dennis Carlton                      40,000            62,000           102,000                 0                 0
C. Dennis Carlton(4)                   45,004                 0             3,695                 0            41,309
C. Dennis Carlton(5)                        0           732,575           279,769                 0           452,806
C. Dennis Carlton(7)                        0            36,000                 0                 0            36,000
C. Dennis Carlton(9)                        0            80,400            30,000                 0            50,400
C. Dennis Carlton(8)                        0            35,643            31,371                 0             4,272
C. Dennis Carlton(15)                       0            75,254                 0                 0            75,254
C. Dennis Carlton                      80,400                 0            80,400                 0                 0
Douglas A. Holmberg(20)                     0           300,000                 0                 0           300,000
Douglas A. Holmberg(13)                41,477                 0            18,057                 0            23,420
Douglas A. Holmberg(12)               250,000           315,071           315,071                 0           250,000
Douglas A. Holmberg(11)               400,000           740,000           860,000                 0           280,000
Douglas A. Holmberg(19)               151,615                 0            29,078                 0           122,536
Douglas A. Holmberg(21)                     0            18,209             3,360                 0            14,849
Douglas A. Holmberg(18)                     0            52,000             8,800                 0            43,200

5 Directors & Officers              2,210,168         1,585,048         1,434,248                 0         2,360,969
                                   ----------        ----------        ----------        ----------        ----------
                                   $3,747,012        $4,167,200        $3,498,443        $        0        $4,415,769
                                   ==========        ==========        ==========        ==========        ==========

                (Remainder of this page intentionally left blank)

NOTES

(1) C. Dennis Carlton                                (2) C. Dennis Carlton
Original date: February 18, 1999                     Original date: June 28, 1995
Maturity: February 19, 2003                          Maturity: June 28, 2006
Rate: Prime + 1                                      Rate: 9.5%
Terms: Interest Monthly                              Terms: Principal & Interest Monthly.
Collateral: Unsecured                                Collateral: First Mortgage

(3) Carlton & Carlton                                (4) C. Dennis Carlton
Original date: September 13, 1999                    Original date: October 4, 1991
Maturity: October 15, 2003                           Maturity: October 4, 2007
Rate: Prime + 1                                      Rate: Prime plus 1
Terms: Interest Monthly                              Terms: Principal & Interest
                                                            semi-annually
Collateral: Real Estate                              Collateral: First Mortgage

(5) C. Dennis Carlton                                (6) C. Dennis Carlton
Original date: January 2, 2001                       Original date: June 28, 1999
Maturity: January 2, 2003                            Maturity: December 28, 2002
Rate: Prime + 1/2                                    Rate: 9.5%
Terms: Interest Monthly                              Terms: Principle & Interest
       Principle at Maturity                                Monthly
Collateral: Real Estate                              Collateral: Automobile

(7) C. Dennis Carlton                                (8) C. Dennis Carlton
Original date: February 18, 2001                     Original date: September 10, 2001
Maturity: February 18, 2002                          Maturity: February 10, 2002
Rate: Prime + 1/2                                    Rate: Prime + 1/2
Terms: Interest Quarterly                            Terms: Principle and Interest
       Principle at Maturity                                Monthly
Collateral: Real Estate                              Collateral: Accounts Receivable/
                                                                 Inventory

(9) C. Dennis Carlton                                (10) LeVaughn Amerson
Original date: August 22, 2001                       Original date: February 20, 1992
Maturity: August 22, 2002                            Maturity: February 19, 2002
Rate: Prime + 1/2                                    Rate: Prime + .50%
Terms: Interest Monthly                              Terms: Interest Monthly
        Principle at Maturity
Collateral: Unsecured                                Collateral: Accounts Receivable/
                                                                 Inventory

(11) Holmberg Farms                                  (12) Holmberg Farms
Original date: December 30, 1997                     Original date: September 10, 1998
Maturity: December 28, 2002                          Maturity: September 10, 2002
Rate: Prime + 1%                                     Rate: Prime + 1%
Terms: Interest monthly                              Terms: Principal annually
                                                            Interest monthly
Collateral: Agriculture equipment                    Collateral: Unsecured

(13) Holmberg Farms                                  (14) C. Dennis Carlton
Original date: May 20, 1998                          Original date: September 27, 1999
Maturity: May 19, 2003                               Maturity: October 5, 2002
Rate: 8.9%                                           Rate: 9.75%
Terms: Principle & Interest monthly                  Terms: Principle & Interest Monthly
Collateral: Automobile                               Collateral: Automobile

(15) C. Dennis Carlton                               (16) C. Dennis Carlton
Original date: September 5, 2001                     Original date: January 6, 2000
Maturity: September 5, 2007                          Maturity: January 10, 2003
Rate: Prime +1/2                                     Rate: 9.75%
Terms: Interest Monthly                              Terms: Principle & Interest Monthly
       Principle at Maturity
Collateral: Unsecured                                Collateral: Automobile

(17) C. Dennis Carlton                               (18) Douglas Holmberg
Original date: October 27, 2000                      Original date: January 16, 2001
Maturity: October 27, 2003                           Maturity: July 16, 2005
Rate: 10.75%                                         Rate: 10.50%
Terms: Principle & Interest monthly                  Terms: Principle & Interest Monthly
Collateral: Automobile                               Collateral: Equipment

(19) Douglas Holmberg                                (20) Douglas Holmberg
Original date: October 25, 2000                      Original date: December 17, 2001
Maturity: April 25, 2005                             Maturity: June 17, 2002
Rate: 10.5%                                          Rate: Prime + 1/2
Terms: Principle & Interest Monthly                  Terms: Interest Monthly
                                                            Principle at Maturity
Collateral: Unsecured                                Collateral: Real Estate

(21) Douglas Holmberg
Original date: December 22, 2000
Maturity: June 22, 2005
Rate: 10.50%
Terms: Principle & Interest Monthly
Collateral: Automobile

                                   SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS

                                            Year ended December 31, 2000
                                    Balance                                      Reductions                  Balance
                                    beginning                           ----------------------------         end of
     Name of                        of period                           Amounts           Amounts            period
    borrower                        1-01-2000        Additions         collected        charged off        12-31-2000
-----------------                  ----------        ----------        ----------       -----------        ----------
C. Dennis Carlton                  $  100,000        $        0        $   10,000        $        0        $   90,000
C. Dennis Carlton                      28,321                 0             3,010                 0            25,311
C. Dennis Carlton                     240,000                 0            60,002                 0           179,998
Carlton, Sr                            52,394                 0             7,390                 0            45,004
Carlton & Carlton                      12,641                 0             4,322                 0             8,319
C. Dennis Carlton                      11,750                 0             3,743                 0             8,007
C. Dennis Carlton                      13,318                 0             8,928                 0             4,390
C. Dennis Carlton                     178,085                 0            82,869                 0            95,216
C. Dennis Carlton                      46,000                 0            10,000                 0            36,000
LeVaughn Amerson                            0            60,000            30,000                 0            30,000
Douglas Holmberg                      365,000           775,000           740,000                 0           400,000
Douglas Holmberg                      250,000           500,000           500,000                 0           250,000
Douglas Holmberg                       61,243                 0            19,766                 0            41,477
C. Dennis Carlton                      19,184                 0             6,149                 0            13,035
C. Dennis Carlton                      19,624             90000            69,624                 0            40,000
C. Dennis Carlton                           0            19,125             5,260                 0            13,865
C. Dennis Carlton                           0            25,424             1,216                 0            24,208
C. Dennis Carlton                           0            80,400                 0                 0            80,400
Douglas Holmberg                            0           156,162             4,547                 0           151,615

5 Directors &
Officers                            2,001,240         1,502,119         1,293,191                 0         2,210,168
                                   ----------        ----------        ----------        ----------        ----------
                                   $3,398,800        $3,208,230        $2,860,017        $        0        $3,747,013
                                   ==========        ==========        ==========        ==========        ==========

                                   SCHEDULE II
                LOANS TO OFFICERS, DIRECTORS, PRINCIPAL SECURITY
              HOLDERS, AND ANY ASSOCIATES OF THE FOREGOING PERSONS

                                      Year ended December 31, 1999
                               Balance                                    Reductions                  Balance
                              beginning                          -----------------------------         end of
     Name of                  of period                           Amounts            Amounts           period
    borrower                   1-01-99         Additions         collected         charged off        12-31-99
-----------------            ----------        ----------        ----------        -----------       ----------
LeVaughn Amerson             $   77,882        $   90,882        $  168,764        $        0        $        0
C. Dennis Carlton                83,786                 0            83,786                 0                 0
Carlton & Carlton                   482                 0               482                 0                 0
C. Dennis Carlton                     0           125,000            25,000                 0           100,000
C. Dennis Carlton                30,831                 0             2,510                 0            28,321
C. Dennis Carlton                     0           240,000                 0                 0           240,000
Carlton, Sr                      96,089             3,695            47,390                 0            52,394
Carlton & Carlton                17,496                 0             4,855                 0            12,641
C. Dennis Carlton                     0            13,104             1,355                 0            11,750
C. Dennis Carlton                20,275                 0             6,957                 0            13,318
C. Dennis Carlton               254,263                 0            76,178                 0           178,085
C. Dennis Carlton                80,000                 0            34,000                 0            46,000
Douglas Holmberg                316,126         1,300,000         1,251,126                 0           365,000
Douglas Holmberg                 76,131                 0            14,488                 0            61,643
Douglas Holmberg                250,000           700,000           700,000                 0           250,000
C. Dennis Carlton                     0            20,129               945                 0            19,184
C. Dennis Carlton                     0            20,000               376                 0            19,624

5 Directors &
Officers                      2,277,810         1,824,142         2,001,109                 0         2,000,843
                             ----------        ----------        ----------        ----------        ----------
                             $3,581,169        $4,336,952        $4,519,321        $        0        $3,398,800
                             ==========        ==========        ==========        ==========        ==========

                                  SCHEDULE III
                      LOANS AND LEASE FINANCING RECEIVABLES
                             (Dollars in Thousands)


Year ended December 31,                                                            2001          2000          1999
1. Loans secured by real estate:
  a. Construction and land development                                           $ 4,897       $ 7,195       $ 6,761
  b. Secured by farmland (including farm residential and
  other Improvements)                                                              8,443         4,491         4,582
  c. Secured by 1-4 family residential properties
   (1) Revolving, open-ended loans secured by 1-4 family
   residential
         Properties and extended uner lines of credit                                  0             0             0
   (2) All other loans secured by 1-4 family residential
   properties:
     (a) Secured by first liens                                                    9,766         7,649         7,733
     (b) Secured by junior liens                                                     605           756           369
  d. Secured by multifamily (5 or more) residential
  Properties                                                                         324         1,515           381
  e. Secured by non-farm nonresidential properties                                33,101        22,729        20,222
2. Loans to depository institutions                                                    0             0             0
3. Loans to finance agricultural production and other loans to farmers             2,251         8,715         8,198
4. Commercial and industrial                                                       3,931         8,595         7,373
5. Acceptance of other banks                                                           0             0             0
6. Loans to individuals for household, family, and other
personal expenditures
    (I.e., consumer loans)(includes purchase paper)
  a. Credit cards and related plans (includes check credit
  and other
  revolving credit plans)                                                            403           504           543
  b. Other (Includes singl payment, installment, and all
  student loans)                                                                   4,139         5,553         6,710
7. Obligations (other than securities and leases) of
states and political subdivisions
     in the U.S. (includes non-rated industrial
development obligations)
  a. Taxable obligations                                                               0             0             0
  b. Tax-exempt obligations                                                            0             0             0
8. All other loans (exclude consumer loans)                                            0           142           368
9. Lease financing receivables (net of unearned income)                                0             0             0
10. Less: any unearned income on loans reflected in items
1-8 above                                                                             84            76            77
                                                                                 -------       -------       -------
11. Total loans and leases, net of unearned income (sum of
items 1-9 minus item 10)                                                         $67,776       $67,768       $63,163
                                                                                 =======       =======       =======

                                   SCHEDULE IV
                           BANK PREMISES AND EQUIPMENT

      PLEASE REFERENCE NOTES TO FINANCIAL STATEMENTS: NOTE D - FACILITIES

                                   SCHEDULE V
               INVESTMENT IN, INCOME FROM DIVIDENDS, AND EQUITY IN
          EARNINGS OR LOSSES, OF SUBSIDIARIES AND ASSOCIATED COMPANIES

NOT APPLICABLE

                                   SCHEDULE VI
                       ALLOWANCE FOR POSSIBLE LOAN LOSSES

PLEASE REFERENCE NOTES TO FINANCIAL STATEMENTS: NOTE C - LOANS

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

    (b) Incorporated by reference to the Company's December 31, 1995 Form 10-K.

    (c) Incorporated by reference to the Company's December 31, 1997 Form 10-K

    (d) Incorporated by reference to the Company's December 31, 1998 Form 10-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2001.



By: /s/ Bob McLean                     By: /s/ Jerry L. Ball
   ----------------------------           ------------------------------------
Bob McLean, President & CEO            Jerry L. Ball, Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 28, 2001.

Signatures                                          Titles



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



/s/LeVaughn Amerson                    Director
-------------------------------
LeVaughn Amerson