Form 10-Q
period 2002-03-31
VALRICO BANCORP INC
filed 2002-05-15
CIK 942789

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

COMMISSION FILE NUMBER 33 ACT FILE NO. -33-9052

VALRICO BANCORP, INC.

(Exact name of registrant as specified in its Charter)

(FLORIDA) (State of other jurisdiction of incorporation of organization)	65-0553757 (I.R.S. Employee Identification No.)

1815 EAST STATE ROAD 60, VALRICO, FLORIDA 33594

(Address of principal executive offices and Zip Code)

(813) 689-1231

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes    X        (2) No

AS OF MARCH 31, 2002, THERE WERE 306,248 SHARES OF COMMON STOCK OUTSTANDING

VALRICO BANCORP, INC.

INDEX

		PAGE NUMBER

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated balance sheets - March 31, 2002 and December 31, 2001	3

	Consolidated statements of income -Three months ended March 31, 2002 and 2001	4

	Consolidated statement of shareholders' equity - Three months ended March 31, 2002 and 2001	5

	Consolidated statements of cash flows - Three months ended March 31, 2002 and 2001	6

	Notes to consolidated financial statements	7

Item 2	Management's' Discussion and Analysis of Financial Condition and

	Results of Operations	8

PART II	OTHER INFORMATION	10

SIGNATURES		11

VALRICO BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2002	2001

	(In thousands)
Assets
Cash and Non Interest Bearing Deposits	$8,001	$6,417
Federal Funds Sold	5,093	3,645
Securities Available for Sale	19,174	20,364
Securities Held to Maturity	1,451	1,582
Loans	70,652	66,798
Facilities	3,177	3,231
Accrued Interest Receivable	625	632
Other Assets	2,923	2,931

Total Assets	$111,096	$105,600

Liabilities
Deposits:
Demand Deposits	$17,104	$13,990
NOW Accounts	21,200	21,145
Money Market Accounts	7,656	6,698
Savings Accounts	12,834	11,396
Time, $100,000 and over	12,043	12,372
Other Time Deposits	27,512	27,568

Total Deposits	98,349	93,169
Securities Sold Under the Agreement to Repurchase	418	308
Accounts Payable and Accrued Liabilities	1,015	979
Advancements under line of credit	970	970
Notes Payable	3,022	3,040

Total Liabilities	103,774	98,466

Commitments and Contingencies
StockHolders Equity
Common Stock, No Par Value, Authorized 1,000,000 shares, issued and outstanding 306,248 on March 31, 2002
Issued and outstanding 304,728 on Dec. 31, 2001	306	305
Capital Surplus	2,566	2,526
Retained Earnings	4,409	4,236
Accumulated Other Comprehensive Income	41	67

Total Stockholders Equity	7,322	7,134

Total Liabilities and Stockholders Equity	$111,096	$105,600

See Notes to Consolidated Financial Statements

VALRICO BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

	(In thousands except for per share data)
Interest Income
Interest and Fees on Loans	$1,360	$1,592
Interest on Investment Securities	272	126
Income on Federal Funds Sold	23	154

Total Interest Income	1,655	1,872

Interest Expense
Interest on Deposits	553	758
Other Interest	58	75

Total Interest Expense	611	833

Net Interest Income	1,044	1,039
Provision for Loan Losses	30	30

Net Interest Income after Provision for loan losses	1,014	1,009

Other Income:
Service Charge on Deposit Accounts	210	213
Miscellaneous Income	46	27

Total Other Income	256	240

Other Expenses:
Salaries and Employee Benefits	539	525
Occupancy Expense	93	80
Equipment Expense	75	77
Stationary, Printing, and Supplies	91	31
Miscellaneous Expenses	208	229

Total Other Expenses	1,006	942

Income Before Income Taxes	264	307
Income Taxes	89	127

Net Income	$175	$180

Per share Information:
Average Shares Outstanding	305,488	304,274

Net Income Per Share	$0.57	$0.59

See Notes to Consolidated Financial Statements

VALRICO BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In Thousands)

				NET
				UNREALIZED	TOTAL
				HOLDING	STOCK
	COMMON	CAPITAL	RETAINED	LOSSES ON	HOLDERS'
	STOCK	SURPLUS	EARNINGS	SECURITIES	EQUITY

Balance, December 31, 2001	$305	$2,526	$4,234	$67	$7,132
Net Income			175		175
Stock Sale	1	40			41
Net Change in Net Unrealized holding losses on securities				(26)	(26)

Balance, March 31, 2002	$306	$2,566	$4,409	$41	$7,322

Balance, December 31, 2000	$304	$2,515	$3,535	$(42)	$6,312
Net Income			180		180
Stock Redemption		(2)			(2)
Net Change in Net Unrealized holding losses on securities				71	71

Balance, March 31, 2001	$304	$2,513	$3,715	$29	$6,561

See Notes to Consolidated Financial Statements

VALRICO BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

	(In thousands)
Cash Flows from Operating Activities
Net Income	$175	$180
Adjustments to Reconcile net income to net Cash provided by (used in) operating activities:
Provision for Loan Losses	30	30
Depreciation and amortization	57	66
Net amortization (accretion) of investments Security premiums and discounts	23	3
(Increase) Decrease in assets:
Accrued Interest Receivable	7	25
Other Assets	8	(486)
Increase (Decrease) in liabilities Accounts payable and Accrued Liabilities	36	761

Net Cash provided by (used in ) operating Activities	336	579

Cash flows from investing activities Securities available for sale:
Purchase of investment securities	—	(2,020)
Proceeds from maturities of investment securities	1,139	2,013
Securities to be Held to Maturity:
Proceeds from maturities of investment securities	131	27
(Increase) Decrease in Federal Funds Sold	(1,448)	(9,517)
Net (Increase) Decrease in Loans	(3,884)	(883)
Purchase of facilities	(3)	(53)
Proceeds from the sale of Other Real Estate	—	—

Net Cash provided by (used in) Investing Activities	(4,065)	(10,433)

Cash flows form financing activities:
Increase (Decrease) in deposits	5,180	10,638
Increase (Decrease) in Federal funds purchased	—	—
Net increase (Decrease) in securities sold under agreement to repurchase	110	72
Net increase (Decrease)in notes payable	(18)	(16)
Sale (redemption) of Common Stock	41	(2)

Net Cash Provided by (used by) financing activities	5,313	10,692

Net increase (decrease) in cash	1,584	838
Cash, beginning of period	6,417	5,764

Cash, ending of period	$8,001	$6,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$326	$693
Income taxes	$157	$110

See Notes to Consolidated Financial Statements

VALRICO BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2002

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 305,488 as of March 31, 2002, and 304,274 as of March 31, 2001.

VALRICO BANCORP, INC.

MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company’s primary asset is its subsidiary bank, which is in its Eleventh year of operation. During the three months ended March 31, 2002, the Bank experienced a growth in deposits with an increase of $5,180,000 or 5.6%. Demand Deposit Accounts had the highest percentage of growth at 22.3%, or an increase of $3,114,000 in the three months ended March 31, 2002.

Loan growth increased $3,854,000 or 5.8% for the three months ended March 31, 2002. The allowance for credit losses at March 31, 2002 was at $1,008,000 compared to 978,000 at December 31, 2001. The Bank had $4,000 in charge-offs and had recoveries in the amount of $4,000 during the three months ended March 31, 2002, and has loan classified as troubled in the amount of $51,000 as of March 31, 2002. A total of $30,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $592,000 and $468,000 at March 31, 2002 and 2001, respectively. Loans 90 days or more past due amounted to $417,000 and $251,000 at March 31, 2002 and 2001, respectively. There were restructured loans in the amount of $437,000 and $359,000 at March 31, 2002 and 2001, respectively. The following table sets forth a summary of loan loss experience:

Analysis of the Allowance for Loan Losses

	March 31,	March 31,
	2002	2001

Balance at Beginning of Period	$978		$943

Charge-offs:
Commercial, Financial and Agricultural	4		—
Real Estate-Construction	—		—
Real Estate-Mortgage	—		—
Installment Loans to Individuals	—		36
Lease Financing	—		—

Total Charge-offs	4		36

Recoveries:
Commercial, Financial and Agricultural	—		18
Real Estate-Construction	—		—
Real Estate-Mortgage	—		—
Installment Loans to Individuals	4		11
Lease Financing	—		—

Total Recoveries	4		29

Net Charge-offs	0		(7)
Additions Charged to Operation	30		30

Balance at end of Period	$1,008		$966

Ratio of Net Charge-offs during the period to average loans outstanding during the period	-0.00%	-	0.01%

VALRICO BANCORP, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the three months ending March 31, 2002 was $175,000 or $0.57 per share which compares to $180,000 or $0.59 per share for the same period in 2001. This represents a decrease over the comparable quarter of $5,000, which is attributable mostly to the costs associated with an OREO property. The bank expects to recover most, if not all, of these costs in time.

Salaries and benefits represent 53.6% of non-interest expenses for the three months ended March 31, 2002, compared to 55.7% for the three months ended March 31, 2001. Salary expense for the three months ended March 31, 2002 increased 2.7% over the same period for 2001

The Tier I capital ratio was 7.01% and Total Capital ratio was 7.95% at March 31, 2002. The tier I capital to total risk-weighted assets ratio was 8.94% at March 31, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14th, 2002 on its behalf by the undersigned thereunto duly authorized.

VALRICO BANCORP, INC.

By:	\s\ Bob Mclean Bob Mclean President and Chief Executive Officer

By:	\s\ Jerry L. Ball Jerry L. Ball Executive Vice President