Form 10-Q
period 2002-06-30
VALRICO BANCORP INC
filed 2002-08-14
CIK 942789

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

COMMISSION FILE NUMBER 33 ACT FILE NO. -33-90524

VALRICO BANCORP, INC.

(Exact name of registrant as specified in its Charter)

(FLORIDA)	65-0553757

(State of other jurisdiction of incorporation of organization)	(I.R.S. Employee Identification No.)

1815 EAST STATE ROAD 60, VALRICO, FLORIDA 33594

(Address of principal executive offices and Zip Code)

(813) 689-1231

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X]   (2) No [   ]

AS OF June 30, 2002, THERE WERE 307,077 SHARES OF COMMON STOCK OUTSTANDING

VALRICO BANCORP, INC.

VALRICO BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2002	2001

	(In thousands)
Assets
Cash and Non Interest Bearing Deposits	$8,560	$6,417
Federal Funds Sold	8,630	3,645
Securities Available for Sale	21,564	20,364
Securities Held to Maturity	1,423	1,582
Loans	66,511	66,798
Facilities	2,991	3,231
Accrued Interest Receivable	520	632
Other Assets	2,864	2,931

Total Assets	$113,063	$105,600

Liabilities
Deposits:
Demand Deposits	$18,440	$13,990
NOW Accounts	21,130	21,145
Money Market Accounts	8,537	6,698
Savings Accounts	12,759	11,396
Time, $100,000 and over	11,742	12,372
Other Time Deposits	27,470	27,568

Total Deposits	100,078	93,169
Securities Sold Under the Agreement to Repurchase	391	308
Accounts Payable and Accrued Liabilities	976	979
Advancements under line of credit	970	970
Notes Payable	3,003	3,040

Total Liabilities	105,418	98,466

Commitments and Contingencies
StockHolders’ Equity
Common Stock, No Par Value, Authorized 1,000,000 shares, issued and outstanding 307,077 on June 30, 2002
Issued and outstanding 304,728 on Dec. 31, 2001	307	305
Capital Surplus	2,586	2,526
Retained Earnings	4,556	4,236
Accumulated Other Comprehensive Income	196	67

Total Stockholders’ Equity	7,654	7,134

Total Liabilities and Stockholders’ Equity	$113,063	$105,600

See Notes to Consolidated Financial Statements

VALRICO BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(In thousands except for per share data)
Interest Income
Interest and Fees on Loans	$1,370	$1,529	$2,730	$3,121
Interest on Investment Securities	258	178	530	304
Income on Federal Funds Sold	33	152	56	306

Total Interest Income	1,661	1,859	3,316	3,731

Interest Expense
Interest on Deposits	478	770	1,031	1,528
Other Interest	58	68	116	143

Total Interest Expense	536	838	1,147	1,671

Net Interest Income	1,125	1,021	2,169	2,060
Provision for Loan Losses	30	30	60	60

Net Interest Income after Provision for loan losses	1,095	991	2,109	2,000

Other Income:
Service Charge on Deposit Accounts	248	223	458	436
Miscellaneous Income	58	19	104	46

Total Other Income	306	242	562	482

Other Expenses:
Salaries and Employee Benefits	551	526	1,090	1,051
Occupancy Expense	272	93	365	173
Equipment Expense	73	82	148	159
Stationery, Printing, and Supplies	83	37	88	68
Miscellaneous Expenses	191	183	485	412

Total Other Expenses	1170	921	2,176	1,863

Income Before Income Taxes	231	312	495	619
Income Taxes	86	101	175	228

Net Income	$145	$211	$320	$391

Per share Information:
Average Shares Outstanding	306,018	304,257	306,018	304,257

Net Income Per Share	$0.47	$0.69	$1.04	$1.29

See Notes to Consolidated Financial Statements

VALRICO BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
(In Thousands)

				Net
				Unrealized	Total
				Holding	Stock
	Common	Capital	Retained	Losses On	Holders'
	Stock	Surplus	Earnings	Securities	Equity

Balance, December 31, 2001	$305	$2,526	$4,236	$67	$7,134
Net Income			320		320
Stock Sale	2	60			62
Net Change in Net Unrealized holding losses on securities				129	129

Balance, June 30, 2002	$307	$2,586	$4,556	$196	$7,645

Balance, December 31, 2000	$304	$2,515	$3,535	$(42)	$6,312
Net Income			391		391
Stock Redemption		(2)			(2)
Net Change in Net Unrealized holding losses on securities				64	64

Balance, June 30, 2001	$304	$2,513	$3,926	$22	$6,765

See Notes to Consolidated Financial Statements

VALRICO BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,

	2002	2001

	(In thousands)
Cash Flows from Operating Activities
Net Income	$320	$391
Adjustments to Reconcile net income to net
Cash provided by (used in) operating activities:
Provision for Loan Losses	60	60
Depreciation and amortization	253	130
Net amortization (accretion) of investments Security premiums and discounts	29	13
(Increase) Decrease in assets:
Accrued Interest Receivable	112	(51)
Other Assets	67	(315)
Increase (Decrease) in liabilities Accounts payable and Accrued Liabilities	(3)	218

Net Cash provided by (used in ) operating Activities	838	446

Cash flows from investing activities Securities available for sale:
Purchase of investment securities	(8,076)	(8,207)
Proceeds from maturities of investment securities	6,975	2,154
Securities to be Held to Maturity:
Proceeds from maturities of investment securities	159	68
(Increase) Decrease in Federal Funds Sold	(4,985)	(3,056)
Net (Increase) Decrease in Loans	227	694
Purchase of facilities	(13)	(84)

Net Cash provided by (used in) Investing Activities	(5,713)	(8,431)

Cash flows form financing activities:
Increase (Decrease) in deposits	6,909	8,977
Net increase (Decrease) in securities sold under agreement to repurchase	83	(59)
Net increase (Decrease)in notes payable	(36)	(94)
Sale (redemption) of Common Stock	62	2

Net Cash Provided by (used by) financing activities	7,018	8,826

Net increase (decrease) in cash	2,143	841
Cash, beginning of period	6,417	5,764

Cash, ending of period	$8,560	$6,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,463	$1,499
Income taxes	$59	$141

See Notes to Consolidated Financial Statements

VALRICO BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2002

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all necessary adjustments (consisting of normal recurring entries) have been made for a fair presentation of the accompanying unaudited consolidated financial statements. These financial statements rely, in part, on estimates. The results for the period are not necessarily indicative of the results to be expected for the entire year.

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 306,018 as of June 30, 2002, and 304,257 as of June 30, 2001.

VALRICO BANCORP, INC.

MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company’s primary asset is its subsidiary bank, which is in its twelfth year of operation. During the six months ended June 30, 2002, the Bank experienced a growth in deposits with an increase of $6,909,000 or 7.4%. Demand Deposit Accounts had the highest percentage of growth at 31.8%, or an increase of $4,450,000 in the six months ended June 30, 2002.

Loan growth decreased $253,000 or 1.4% for the six months ended June 30, 2002. The allowance for credit losses at June 30, 2002 was at $984,000 compared to 978,000 at December 31, 2001. The Bank had $60,000 in charge-offs and had recoveries in the amount of $6,000 during the six months ended June 30, 2002, and has loan classified as troubled in the amount of $68,000 as of June 30, 2002. A total of $60,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $455,000 and $483,000 at June 30, 2002 and 2001, respectively. Loans 90 days or more past due amounted to $0 and $504,000 at June 30, 2002 and 2001, respectively. There were restructured loans in the amount of $168,000 and $356,000 at June 30, 2002 and 2001, respectively. The following table sets forth a summary of loan loss experience:

Analysis of the Allowance for Loan Losses

	June 30,	June 30,
	2002	2001

	(in thousands)
Balance at Beginning of Period	$978	$943

Charge-offs:
Commercial, Financial and Agricultural	4	—
Real Estate-Construction	40	—
Real Estate-Mortgage	—	—
Installment Loans to Individuals	16	36
Lease Financing	—	—

Total Charge-offs	60	36

Recoveries:
Commercial, Financial and Agricultural	—	19
Real Estate-Construction	—	—
Real Estate-Mortgage	—	—
Installment Loans to Individuals	6	11
Lease Financing	—	—

Total Recoveries	6	30

Net Charge-offs	(54)	(6)
Additions Charged to Operation	60	60

Balance at end of Period	$984	$997

Ratio of Net Charge-offs during the period to average loans outstanding during the period	(0.08)%	(0.01)%

VALRICO BANCORP, INC.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the three months ending June 30, 2002 was $145,000 or $0.47 per share which compares to $211,000 or $0.67 per share for the same period in 2001. This represents a decrease over the comparable quarter of $66,000, which is attributable mostly to the costs associated with an OREO property. The bank expects to recover most, if not all, of these costs in time.

Salaries and benefits represent 50.1% of non-interest expenses for the six months ended June 30, 2002, compared to 56.4% for the six months ended June 30, 2001. Salary expense for the six months ended June 30, 2002 increased 3.7% over the same period for 2001

The Tier I capital ratio was 7.01% and Total Capital ratio was 7.91% at June 30, 2002. The tier I capital to total risk-weighted assets ratio was 9.68% at June 30, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 14th, 2002 on its behalf by the undersigned thereunto duly authorized.

VALRICO BANCORP, INC.

By: /s/ Bob Mclean

Bob Mclean President and Chief Executive Officer

By: /s/ Jerry L. Ball

Jerry L. Ball Executive Vice President