Form 10-Q
period 2002-09-30
VALRICO BANCORP INC
filed 2002-11-14
CIK 942789

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002

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

AS OF September 30, 2002, THERE WERE 307,077 SHARES OF COMMON STOCK OUTSTANDING

                              VALRICO BANCORP, INC.

                INDEX                                                                                PAGE NUMBER
                -----                                                                                -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated balance sheets - September 30, 2002 and December 31, 2001                           3

         Consolidated statements of income - Three and nine months ended
         September 30, 2002 and 2001                                                                      4

         Consolidated statements of shareholders' equity - Nine months ended
         September 30, 2002 and 2001                                                                      5

         Consolidated statements of cash flows - Nine months ended September 30,
         2002 and 2001                                                                                    6

         Notes to consolidated financial statements                                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                    8

PART II. OTHER INFORMATION                                                                               10

SIGNATURES                                                                                               11

                              VALRICO BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                                    2002            2001
                                                                                                -------------   ------------
                                                                                                       (In thousands)
                                                 Assets

Cash and Non Interest Bearing Deposits                                                            $  7,472        $  6,417
Federal Funds Sold                                                                                   7,813           3,645
Securities Available for Sale                                                                       23,952          20,364
Securities Held to Maturity                                                                          1,226           1,582
Loans                                                                                               69,451          66,798
Facilities                                                                                           2,969           3,231
Accrued Interest Receivable                                                                            535             632
Other Assets                                                                                         1,704           2,931
                                                                                                  --------        --------
                            Total Assets                                                          $115,122        $105,600
                                                                                                  ========        ========
                                                 Liabilities

Deposits:
         Demand Deposits                                                                          $ 18,694        $ 13,990
         NOW Accounts                                                                               21,591          21,145
         Money Market Accounts                                                                       8,600           6,698
         Savings Accounts                                                                           13,614          11,396
         Time, $100,000 and over                                                                    11,216          12,372
         Other Time Deposits                                                                        27,536          27,568
                                                                                                  --------        --------
                            Total Deposits                                                         101,251          93,169

Securities Sold Under the Agreement to Repurchase                                                      374             308
Accounts Payable and Accrued Liabilities                                                             1,418             979
Advancements under line of credit                                                                      970             970
Notes Payable                                                                                        2,986           3,040
                                                                                                  --------        --------
                            Total Liabilities                                                      106,999          98,466
                                                                                                  --------        --------
Commitments and Contingencies

                                                      StockHolders' Equity
Common Stock, No Par Value, Authorized 1,000,000 shares,
         Issued and outstanding 307,077 on September 30, 2002
         and 304,728 on December 31, 2001                                                              307             305
Capital Surplus                                                                                      2,586           2,526
Retained Earnings                                                                                    4,831           4,236
Accumulated Other Comprehensive Income                                                                 399              67
                                                                                                  --------        --------
                            Total Stockholders' Equity                                               8,123           7,134
                                                                                                  --------        --------
                            Total Liabilities and Stockholders' Equity                            $115,122        $105,600
                                                                                                  ========        ========

                 See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                             ----------------------      ----------------------
                                                               2002          2001          2002          2001
                                                             --------      --------      --------      --------
                                                                  (In thousands except for per share data)
Interest Income
       Interest and Fees on Loans                            $  1,326      $  1,403      $  4,056      $  4,524
       Interest on Investment Securities                          279           245           809           549
       Income on Federal Funds Sold                                47            96           103           402
                                                             --------      --------      --------      --------
                         Total Interest Income                  1,652         1,744         4,968         5,475
                                                             --------      --------      --------      --------
Interest Expense
       Interest on Deposits                                       461           743         1,492         2,271
       Other Interest                                              58            68           174           211
                                                             --------      --------      --------      --------
                         Total Interest Expense                   519           811         1,666         2,482
                                                             --------      --------      --------      --------
                         Net Interest Income                    1,133           933         3,302         2,993
Provision for Loan Losses                                          30            30            90            90
                                                             --------      --------      --------      --------
       Net Interest Income after
          Provision for loan losses                             1,103           903         3,212         2,903
                                                             --------      --------      --------      --------
Other Income:
       Service Charge on Deposit Accounts                         235           227           693           663
       Miscellaneous Income                                       140            40           244            86
                                                             --------      --------      --------      --------
                         Total Other Income                       375           267           937           749
                                                             --------      --------      --------      --------
Other Expenses:
       Salaries and Employee Benefits                             545           513         1,635         1,564
       Occupancy Expense                                           93            90           458           263
       Equipment Expense                                           75            82           223           241
       Stationery, Printing, and Supplies                          41            29           129            97
       Miscellaneous Expenses                                     303           214           788           626
                                                             --------      --------      --------      --------
                         Total Other Expenses                   1,057           928         3,233         2,791
                                                             --------      --------      --------      --------
Income Before Income Taxes                                        421           242           916           861
Income Taxes                                                      146            92           321           320
                                                             --------      --------      --------      --------
Net Income                                                   $    275      $    150      $    595      $    541
                                                             ========      ========      ========      ========
Per share Information:
       Average Shares Outstanding                             306,492       304,274       306,492       304,274
                                                             ========      ========      ========      ========

Net Income Per Share                                         $   0.90      $   0.49      $   1.94      $   1.78
                                                             ========      ========      ========      ========

                 See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                                  NET
                                                                                               UNREALIZED       TOTAL
                                                                                                HOLDING        STOCK
                                                    COMMON         CAPITAL        RETAINED     LOSSES ON      HOLDERS'
                                                     STOCK         SURPLUS        EARNINGS     SECURITIES      EQUITY
                                                    ------         -------        --------     ----------     -------
Balance, December 31, 2001                           $ 305         $ 2,526         $4,236        $  67         $7,134

       Net Income                                                                     595                         595

       Stock Sale                                        2              60                                         62

       Net Change in Net Unrealized
          holding losses on securities                                                             332            332
                                                     -----         -------         ------        -----         ------
Balance, September 30, 2002                          $ 307         $ 2,586         $4,831        $ 399         $8,123
                                                     =====         =======         ======        =====         ======


Balance, December 31, 2000                           $ 304         $ 2,515         $3,535        $ (42)        $6,312

       Net Income                                                                     541                         541
       Stock Redemption                                                 (2)                                        (2)

       Net Change in Net Unrealized
          holding losses on securities                                                             265            265
                                                     -----         -------         ------        -----         ------
Balance, September 30, 2001                          $ 304         $ 2,513         $4,076        $ 223         $7,116
                                                     =====         =======         ======        =====         ======

                 See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                              2002            2001
                                                                                         -----------         -----------
                                                                                                  (In thousands)
Cash Flows from Operating Activities
         Net Income                                                                              595             541
         Adjustments to Reconcile net income to net
            Cash provided by (used in) operating activities:
               Provision for Loan Losses                                                          90              90
               Depreciation and amortization                                                     303             194
               Net amortization (accretion) of investments
                 Security premiums and discounts                                                 (60)            (31)
               (Increase) Decrease in assets:
                     Accrued Interest Receivable                                                  97              45
                     Other Assets                                                              1,227            (335)
               Increase (Decrease) in liabilities
                     Accounts payable and Accrued Liabilities                                    439             551
                                                                                             -------         -------
                           Net Cash provided by (used in ) operating
                              Activities                                                       2,691           1,055
                                                                                             -------         -------

Cash flows from investing activities
         Securities available for sale:
               Purchase of investment securities                                             (12,309)        (12,656)
               Proceeds from maturities of investment securities                               9,092           2,771
         Securities to be Held to Maturity:
               Proceeds from maturities of investment securities                                 377             108
         (Increase) Decrease in Federal Funds Sold                                            (4,168)          1,264
         Net (Increase) Decrease in Loans                                                     (2,743)            713
         Purchase of facilities                                                                  (41)            (95)
                                                                                             -------         -------
                           Net Cash provided by (used in) Investing Activities                (9,792)        (10,423)
                                                                                             -------         -------

Cash flows form financing activities:
         Increase (Decrease) in deposits                                                       8,082          10,736
         Net increase (Decrease) in securities sold under agreement
           to repurchase                                                                          66            (161)
         Net increase (Decrease)in notes payable                                                 (54)            (50)
         Sale (redemption) of Common Stock                                                        62              (2)
                                                                                             -------         -------
                           Net Cash Provided by (used by) financing activities                 8,156          10,523
                                                                                             -------         -------
Net increase (decrease) in cash                                                                1,055           1,155
Cash, beginning of period                                                                      6,417           5,764
                                                                                             -------         -------
Cash, ending of period                                                                         7,472           6,919
                                                                                             =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the period for:
               Interest                                                                        1,975           2,280
               Income taxes                                                                      199             327

                 See Notes to Consolidated Financial Statements

                              VALRICO BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 2002

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

Net income per share has been computed by dividing net income by the average number of common shares outstanding of 306,492 as of September 30, 2002, and 304,274 as of September 30, 2001.

                              VALRICO BANCORP, INC.

          MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company's primary asset is its subsidiary bank, which is in its twelfth year of operation. During the nine months ended September 30, 2002, the Bank experienced a growth in deposits with an increase of $8,082,000 or 8.7%. Demand Deposit Accounts had the highest percentage of growth at 33.6%, or an increase of $4,704,000 in the nine months ended September 30, 2002.

Loan growth increased $2,679,000 or 4.0% for the nine months ended September 30, 2002. The allowance for credit losses at September 30, 2002 was at $1,004,000 compared to 978,000 at December 31, 2001. The Bank had $70,000 in charge-offs and had recoveries in the amount of $6,000 during the nine months ended September 30, 2002, and has loan classified as troubled in the amount of $21,000 as of September 30, 2002. A total of $90,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $455,000 and $1,743,000 at September 30, 2002 and 2001, respectively. Loans 90 days or more past due amounted to $0 and $99,000 at September 30, 2002 and 2001, respectively. There were restructured loans in the amount of $600,000 and $451,000 at September 30, 2002 and 2001, respectively. The following table sets forth a summary of loan loss experience: Analysis of the Allowance for Loan Losses

                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                      -----------------------------
                                                                           2002            2001
                                                                      -------------   -------------
                                                                              (in thousands)
Balance at Beginning of Period                                           $   978         $   943
                                                                         -------         -------
Charge-offs:
       Commercial, Financial and Agricultural                                  4              --
       Real Estate-Construction                                               40              --
       Real Estate-Mortgage                                                   --              --
       Installment Loans to Individuals                                       26              40
       Lease Financing                                                        --              --
                                                                         -------         -------
Total Charge-offs                                                             70              40
                                                                         -------         -------
Recoveries:
       Commercial, Financial and Agricultural                                 --              19
       Real Estate-Construction                                               --              --
       Real Estate-Mortgage                                                   --              --
       Installment Loans to Individuals                                        6              12
       Lease Financing                                                        --              --
                                                                         -------         -------
Total Recoveries                                                               6              31
                                                                         -------         -------
Net Charge-offs                                                              (64)             (9)
Additions Charged to Operation                                                90              90
                                                                         -------         -------
Balance at end of Period                                                 $ 1,004         $ 1,024
                                                                         =======         =======
Ratio of Net Charge-offs during the period to average loans
    outstanding during the period                                          -0.09%          -0.01%
                                                                         =======         =======

                              VALRICO BANCORP, INC.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Consolidated net income for the three months ending September 30, 2002 was $275,000 or $0.90 per share which compares to $150,000 or $0.49 per share for the same period in 2001. This represents an increase over the comparable quarter of $125,000.

Salaries and benefits represent 50.6% of non-interest expenses for the nine months ended September 30, 2002, compared to 56.8% for the nine months ended September 30, 2001. Salary expense for the nine months ended September 30, 2002 increased 4.5% over the same period for 2001

The Tier I capital ratio was 7.19% and Total Capital ratio was 8.10% at September 30, 2002. The tier I capital to total risk-weighted assets ratio was 9.83% at September 30, 2002.

         DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

There were no significant changes made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14th, 2002 on its behalf by the undersigned thereunto duly authorized.


                                    VALRICO BANCORP, INC.



                                    By: \s\ Bob Mclean
                                       -------------------------------------
                                        Bob Mclean
                                        President and Chief Executive Officer



                                    By: \s\ Jerry L. Ball
                                       -------------------------------------
                                        Jerry L. Ball
                                        Executive Vice President

         I, J.E. McLean, III, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Valrico Bancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
     -------------------------------------------------------

By:    J. E. McLean, III
     -------------------------------------------------------
     J.E. McLean, III, President and Chief Executive Officer

         I, Jerry L. Ball, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Valrico Bancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:      November 14, 2002
     -------------------------------------------------------------------

By:        Jerry L. Ball
     -------------------------------------------------------------------
     Jerry L. Ball, Executive Vice President and Chief Financial Officer