Form 10-K
period 2002-12-31
VALRICO BANCORP INC
filed 2003-03-31
CIK 942789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2002

Commission File Number 000-26562

VALRICO BANCORP, INC.

(Exact name of registrant as specified in its Charter)

Florida

(State or other jurisdiction of incorporation or organization)

65-0553757

(I.R.S. employer Identification No.)

1815 East State Road 60, Valrico, Florida 33594

(Address of Principal executive offices and zip code)

(813) 689-1231

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Name of each exchange
Title of each Class	on which registered

None	None

Securities registered under Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes   ☒      (2) No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

(1) Yes   ☐      (2) No   ☐

As of December 31, 2002, there were 308,737 shares of common stock outstanding. As of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $4,794,350.

Item 1.   Business

General

Valrico Bancorp, Inc (the “Company”) is a one-bank holding company, which was a newly-formed corporation on May 31, 1995 with its principal place of business in Valrico, Florida. The Company subsequently acquired all of the outstanding common stock of Valrico State Bank (the “Bank”), a wholly-owned subsidiary. All shares held by the Bank’s shareholders were exchanged on a one-to-one basis for Company shares. The Company’s common stock, no par value, authorized 1,000,000 shares, had 308,737 shares outstanding as of December 31, 2002.

The Company derives substantially all of its income from dividends and a lease from the bank. The Bank and Company share the same board of directors, which is comprised of ten individuals. Those individuals are LeVaughn Amerson, Jerry L. Ball, C. Dennis Carlton, H. Leroy English, David A. Gee, Gregory L. Henderson, Douglas A. Holmberg, Charles E. Jennings, Jr., J.E. McLean, III, Justo Noriega, Jr..

Subsidiary Bank

Valrico State Bank (the “Bank”) was incorporated under the laws of the state of Florida on August 29, 1988. The Bank was chartered as a Florida state bank effective June 23, 1989 after receiving approval to organize from the Florida Department of Banking and Finance (the “Florida Department”). The Bank commenced operations on June 23, 1989. The Bank is supervised, regulated and regularly examined by the Florida State Banking Department and the Federal Deposit Insurance Corporation. The Bank is not currently a member of the Federal Reserve Bank.

Description of Business

The Company, through its subsidiary bank, conducts a general commercial banking business from its main office located at 1815 East State Road 60, Valrico, Florida 33594-3623 and its three branch facilities located at 102 West Robertson Street, Brandon, Florida 33511, 305 South Wheeler Street, Plant City, Florida 33566 and 10101 Bloomingdale Ave, Riverview, Florida 33569. The Company’s primary telephone number is (813) 689-1231. Valrico is a community located in the eastern portion of Hillsborough County, Florida, and is approximately 14 miles east of Tampa, Florida, which is located on the west coast of the state of Florida. While the Bank’s overall market area extends throughout Hillsborough County, it expects to draw most of its business from eastern Hillsborough County (the Brandon/Valrico/Dover/Plant City/Riverview area) and estimates that more than 75% of its business will come from customers whose businesses or residences are located in an area within a radius of approximately five miles of the Bank’s principal offices (the “Bank’s Assessment Area”). The Company, through its subsidiary bank, intends for the near future, to service (with few exceptions) only residents and businesses located in Hillsborough County, but may choose to accept some business from outside of Hillsborough County.

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

As of December 31, 2002, the Bank has been in operation for twelve and one-half years. Management believes that there is some seasonality in its deposit base due primarily to its agricultural relationships. The seasonality in these deposits, however, has not been substantial to impact the core base of deposits, therefore, management does not believe its deposit relationship is affected. In its lending portfolio, the Bank sees a greater affect on this seasonal business during the period from September to May reflecting larger outstandings in the agricultural portfolio.

Branch Banking and Locations of Offices

The Bank’s main office is located on East State Road 60, a primary east-west artery in the Bank’s Assessment Area, and 800 feet west of Valrico Road, a primary north-south artery in the Bank’s Assessment Area. The Brandon branch facility is located in the center of Brandon, the Plant City branch facility is located in the center of Plant City, and the Jim Redman Parkway branch is located in the eastern section of Plant City. The North Riverview Branch is located at the intersection of US 301 and Bloomingdale Ave in the Riverview community. The Jim Redman office was closed in 2002.

The Bank’s second branch was opened in 1995 in the Plant City market and the Bank expanded in this market area with an in-store branch which opened on June 23, 1997 within a Wal-Mart Supercenter on Jim Redman Parkway. This location is in a growing area and a very active shopping center with an estimated 50,000 plus customers per week. This Wal-Mart is one of their largest supercenters in Florida. The bank expanded its market area with the opening of its fourth branch on January 22, 2000 in Riverview area.

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

Jim Redman Office

The Bank, after receiving regulatory approval, opened its third branch on June 23, 1997 as an in-store branch facility in the Wal-Mart Supercenter on Jim Redman Parkway in Plant City, Florida. The Bank leases the facilities at this site. We closed this office in late June of 2002

North Riverview Office

The Bank, after receiving regulatory approval, opened its fourth branch on January 22, 1999, in Riverview located at 10101 Bloomingdale Ave (corner of Bloomingdale and US 301). The Bank purchased, from Nationsbank, a free standing building with approximately 6,000 square feet, the purchased included the land surrounding the building.

Services

The Company, through it subsidiary, conducts substantially the same business operations as a typical independent commercial bank with special emphasis on retail banking. The Bank offers a wide range of consumer and commercial banking services traditionally offered by commercial banks, such as personal and commercial checking accounts, regular negotiable order of withdrawal (“NOW”) accounts, certificates of deposits, money market accounts, savings accounts, IRA accounts, foreign currency exchanges, credit cards, debit cards, money orders, travelers’ cheques, notary service, safe deposit boxes and wire transfers. It also offers discounted brokerage services, profit sharing programs, 401(k)s and other similar programs. The depository services are further complemented by direct deposit programs, night depository services, and bank by mail also provided by the Bank.

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

Hours

The Bank’s Main, Brandon and the new North Riverview offices lobby hours are from 9:00 a.m. to 4:00 p.m., Mondays through Thursdays, 9:00 a.m. to 6:00 p.m. on Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The Bank also offers drive-up teller facilities which are open from 8:00 a.m. to 6:00 p.m., Mondays through Fridays, and 9:00 a.m. to 12:00 p.m. on Saturdays. The Wheeler Street branches have the same office hours, except they have no Saturday lobby hours. The Bank does currently own four automatic teller machines (ATM) at the Plant City, Valrico(Main), Brandon and North Riverview. It also offers ATM and Mastermoney Debit cards to its customers, which can be used at ATM machines which are members of the Southeast Switch, which includes HONOR Network (Florida and other southeastern states) and CIRRUS (a worldwide network).

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

Philosophy

Management of the Company believes that the emerging dominance of large regional holding companies in the banking industry has created a need for more locally-owned institutions with personalized banking services. The Bank was organized as a locally-owned, locally-managed community financial institution, owned and managed by people who are actively involved in the Bank’s market area and committed to its economic growth and development. With local ownership, management and directors, the Bank believes it can be more responsive to the community it serves and tailor services to its customers’ needs rather than the standardized services that large holding companies tend to offer. Local ownership and operation will allow faster, more responsive and flexible decision-making, which may not be available at the majority of financial institutions in or near the Bank’s Assessment Area which are branch offices of large regional holding company banks with headquarters located elsewhere in Florida or in the United States.

Loans

The Bank originates a wide range of loans including, but not limited to, commercial and consumer loans, as well as loans secured by deposit accounts and other marketable collateral. As of December 31, 2002, commercial and consumer loans accounted for approximately 63.2%and 10.8%, respectively, of the Bank’s loan portfolio. Loans are also made to enable borrowers to purchase, refinance, construct or improve residential or other real estate and usually are secured by mortgages on such real estate. As of December 31, 2002, residential real estate mortgage loans accounted for approximately 8.0% of the Bank’s loan portfolio. To service the agricultural segment of the Bank’s market area, the Bank employs an agricultural lender. As of December 31, 2002, 18.0% of the total loan portfolio was comprised of agricultural loans. All loans are made in compliance with applicable Federal and state regulations.

Deposits

The primary sources of the Bank’s funds for lending and for other general business purposes are the Bank’s capital, deposits, loan repayments, borrowings and funds provided from operations. The Bank expects that loan repayments and funds provided from operations will be relatively stable sources of funds, while deposit inflows and outflows will be significantly influenced by prevailing interest rates, money market and general economic conditions. Generally, short-term borrowings are used to compensate for reductions in normal sources of funds while longer-term borrowings are used to support expanded lending activities. The Bank’s customers are primarily individuals, professionals, small and medium size businesses, and citrus and agricultural enterprises located predominantly in eastern and southern Hillsborough County, Florida. The Bank’s business is not dominated by a single customer or by a few customers. The loss of any one or more would not have a materially adverse effect on the business of the Bank. The Bank attempts to tailor its services to the needs of its customers since there is a heavy emphasis on retail and service-oriented businesses in the Company’s market area. Moreover, the Bank’s main office location is on a major east-west artery in one of eastern Hillsborough County’s faster growing areas in terms of the number of new residents. The exposure provided by the site and the population growth of the area are expected to contribute to the growth of the Company.

As of December 31, 2002, total deposits of the Bank were distributed among demand deposits (18.1%), savings and time deposits (51.5%) and NOW and money market deposits (30.4%). The Bank’s deposits are attracted primarily from individuals, professionals, small and medium size businesses and citrus and agricultural enterprises located predominantly in eastern Hillsborough County, Florida. As of December 31, 2002, approximately 26.6% of the Bank’s total deposits were from businesses and 73.4% were from individuals. Management of the Bank has no reason to believe that the loss of any one or a few of its deposit accounts would have a material adverse effect upon the operations of the Bank or erode its deposit base.

New Business Development

The Bank continually seeks to develop new business through an ongoing program of personal calls on both present and potential customers. As a local independent bank, the Bank utilizes traditional local advertising media, as well as direct mailings, telephone contacts, and brochures to promote the Bank and develop loans and deposits. In addition, the Company’s directors all have worked and/or lived in or near eastern Hillsborough County for a number of years. The Bank believes that this factor, coupled with the past and continued involvement of the directors in various local community activities, will further promote its image as a locally-oriented independent institution, which management believes is an important factor to its targeted customer base.

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

As of December 31, 2002, there were 13 commercial banks (including the Company’s subsidiary bank) with 33 offices and 1 savings and loan association with 3 offices; at least 10 credit unions; and various other financial entities as competitors in the Bank’s Assessment Area. The Company expects to receive substantial competition from most of these financial institutions.

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

In order to compete with major financial institutions and others in the Bank’s Assessment Area, the Bank will continue to emphasize specialized services, local promotional activity and personal contacts by the Bank’s officers, directors and employees. The Bank believes that its local ownership and community-oriented operating philosophy and personalized banking services are competitive factors in which it has strength.

Regulation

The Company is regulated under both State and Federal law. The Company is regulated by the Federal Reserve Bank of Atlanta and is subject to the rules and regulations of the Securities and Exchange Commission. The Company’s subsidiary bank is not a member of the Federal Reserve System, but is subject to the rules and regulations of the Federal Deposit Insurance Corporation (“FDIC”) which agency also insures the Bank’s deposits up to applicable limits. As a state-chartered bank, the Bank is subject to the regulations of the Florida Department. The Bank will be subject to periodic examinations by both the FDIC and the Florida Department focusing on fund reserves, loans and loan policy, investments, management policy and practices, and various other aspects of the Bank’s operations.

Patents, Trademarks and other Intangible Assets

Neither the Company nor its subsidiary hold any patents, registered trademarks, licenses (other than licenses which have been obtained from appropriate banking regulatory agencies), franchises or concessions.

Business Development

Prior to the organization of the Bank, the organizers of the Bank conducted economic and other surveys to evaluate the banking needs for the community of Valrico and its immediate environs. The results of those surveys were used to support the application to the Florida Department for permission to organize the Bank and the application to the FDIC for insurance of the Bank’s accounts. Since it commenced operations, officers of the Bank have engaged continually in marketing activities, including the evaluation of development of new services, to enable the Bank to improve its competitive position in the Bank’s Assessment Area. The cost to the Bank for these marketing activities cannot be calculated with any degree of certainty. In the fourth quarter of 1993, the Bank gathered and reviewed new economic data for the purpose of supporting an application to the Florida Department for permission to open a full service branch facility in Brandon, Florida, and performed similar research in the summer of 1995 to support an application to the Florida Department for permission to open a full service branch in Plant City, Florida. The cost of collecting and evaluating this information likewise cannot be determined with any degree of certainty, as most of the information was collected from public sources and other sources already utilized by the Company for its day-to-day evaluations. In the fourth quarter of 1996, the Bank reviewed data submitted by International Banking Technologies for the purpose of supporting the application for the in-store branch in Plant City. In the fourth quarter of 1998, the Bank gathered and reviewed new economic data for the purpose of supporting an application to the Florida Department for permission to open a full service branch facility in Riverview, Florida.

Employees

As of December 31, 2002, the Bank employed 55 full-time employees, of which two were executive officers, and 16 part-time employees, of which one is a bank officer. The Bank’s employees are not represented by a collective bargaining group, and the Bank considers its relations with its employees to be excellent. The Bank also maintains training and educational programs designed to equip employees for positions of increasing responsibility in both management and operating positions. The Bank provides employees certain benefits customary in the banking industry, which includes major medical insurance, group term life insurance and normal vacation and sick leave. The Bank implemented a K-SOP plan in 1997.

ITEM 2.   Properties

The Company, through its subsidiary, has a principal office located at 1815 East State Road 60 in Valrico, Florida, in a traditional, southern, Greek neo-classical two-story building with 9,860 square feet. The Brandon office, located at 102 West Robertson Street in Brandon, Florida, is in a leased 3,000 square foot end unit in a retail plaza at a major intersection in the center of Brandon. The Plant City office is located at 305 South Wheeler Street in facilities purchased in July 1995. The North Riverview Office, located at the intersection of US 301 and Bloomingdale Avenue in Riverview was purchased in October of 1998. Management believes that these properties are suitable for the Company’s current use of them.

Main Office

In January, 1997, the premises, previously leased from Roy J. and Ann M. Winter, were purchased by Valrico Bancorp, Inc. for approximately $1,683,000. The annual lease payments from the Bank to the Company is $204,000.

Brandon Office

The Bank leases its Brandon branch office space pursuant to an agreement dated March 31, 1994 (the “Lease”) with J. “Bill” Noriega, Jr. (the “Lessor”). Mr. Noriega currently serves as a director of the Bank. This lease expired March 31, 2001 and was renewed with a new expiration date of March 31, 2003 at an annual rental of $42,000. The Bank has the option to renew the lease for three additional three-year terms at rentals to be negotiated at the time of the renewal.

Plant City Office

The Company, through its subsidiary, purchased from Barnett Bank, a former Glendale Federal Bank branch with approximately 2,400 square feet. The purchase included building and land located at 305 South Wheeler Street (corner of Renfro and Wheeler). On September 15, 1995, the Bank opened its second branch at this location.

North Riverview Office

The Company, through its subsidiary, purchased from Nationsbank, a building with approximately 6,000 square feet. The purchase included building and land located at 10101 Bloomingdale Avenue (corner of US 301 and Bloomingdale). On January 22, 2000 the bank opened its fourth branch at this location.

Other Properties

The Company, through its subsidiary, owns a parcel of land for future expansion. The partially improved property, totaling approximately one acre, is immediately adjacent to the Company’s main office property on the west side. The site is ideally located for the development of an Operations Center when the growth of the Company will require additional space beyond that which is available in the existing Company facility.

During 2000, the Bank purchased three parcels of land adjacent to the main office facility.

Lease Expense

The aggregate lease expense paid by the Bank under these leases, excluding the Bank building lease, totaled $54,500 for the fiscal year ended December 31, 2002.

ITEM 3.   Legal Proceedings

As of the date of this Annual Report, the management of the Company has no knowledge of any material pending legal proceedings, including proceedings contemplated by governmental authorities, to which the Company and its subsidiary or any of its property is subject, other than ordinary routine litigation incidental to its business.

ITEM 4.   Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to votes of the stockholders of the Company during the last quarter of 2002

ITEM 5.   Market For The Company’s Common Stock And Related Security Holder Matters

There is no trading market at the current time for the Common Stock of the Company, and it is not expected that a trading market will develop for shares of the Company’s Common Stock in the near future. The Company is aware of 11 sale transactions that occurred during fiscal year 2002 at prices ranging from $23.00 to $25.00 per share, exclusive of commissions. The Bank is also aware of 7 sale transactions that occurred during fiscal year 2001 at prices ranging from $20.00 to $25.00 per share, exclusive of commissions. As of December 31, 2002, there were 481 holders of record of the Common Stock of the Company.

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

At the discretion of the Board of Directors of the Company and after careful review of certain factors, such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions, the Board declared its first dividend in September 1993 at ten cents per share and paid said dividend on October 5, 1993. It likewise paid a similar dividend in 1994, 1995, 1996 and 1997. In 1998 and 1999, the dividend paid increased to twelve cents per share. In 2000, 2001 and 2002, the Company increased the dividend to fourteen cents a share. The dividends were based on respective year earnings and paid on October 1 of each year.

ITEM 6.   Selected Financial Data

The following table sets forth, in summary form, certain comparative financial data of the Company for a five year period encompassing the periods ended December 31, 1998, December 31, 1999, December 31, 2000, December 31, 2001 and December 31, 2002. This information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Other Statistical Disclosure” and the audited financial statements of the Company for the years ended December 31, 2000, 2001 and 2002, and related notes thereto included elsewhere herein.

	As of and for the Year Ended December 31,

	2002	2001	2000	1999	1998

	(in Thousands, except Per Share Data)
INCOME STATEMENT DATA
Interest income	$6,661	$7,203	$7,255	$6,267	$5,543
Interest expense	-2,157	-3,208	-2880	-2,522	-2,199

Net interest income	4,504	3,995	4,375	3,745	3,344
Provision for loan losses	-120	-120	-250	-101	-210

Net interest income after provision for loan losses	4,384	3,875	4,125	3,644	3,134
Non-interest income	1,146	1,008	940	838	657
Non-interest expense	-4,266	-3,768	-3,693	-3,519	-2,912

Income before income taxes	1,264	1,115	1,372	963	879
Income taxes	-387	-371	-438	-324	-318

Net income	$877	$744	$934	$639	$561

PER SHARE DATA
Net income:
Basic	$2.86	$2.44	$3.09	$2.09	$1.88
Diluted	2.39	2.04	2.58	1.75	1.56
Cash dividends	0.14	0.14	0.14	0.12	0.12
Book value	27.12	23.41	20.71	17.42	16.00
Number of shares used in net Average Shares Outstanding:
Basic	306,780	304,531	302,138	305,565	299,221
Diluted	366,909	364,441	362,048	365,475	359,131
BALANCE SHEET DATA
Total assets	$114,960	$105,600	$95,883	$84,366	$80,685
Total investment securities	22,341	21,946	8,852	9,134	8,832
Total net loans(1)	74,402	66,798	66,826	62,385	55,694
Total deposits	101,754	93,169	83,925	73,733	70,505
Shareholders’ equity	8,373	7,134	6,312	5,251	4,924

(1)	Net loans means total loans net of allowance for possible future loan losses.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The purpose of this discussion is to focus on significant changes in the financial condition and results of the operations of the Company and it’s subsidiary during the past three years. This discussion and analysis is intended to supplement and highlight information contained in the accompanying financial statements and the selected financial data presented elsewhere in this report, and is based on the fiscal years of 2002, 2001, and 2000. The company’s fiscal year runs from January 1st through December 31st of each respective year.

Results of Operations

The company had a net income after taxes of $,877,000 $744,000 and $934,000 during the years 2002, 2001, and 2000. This corresponds to basic earnings per share amounts of $2.86, $2.44 and $3.09 during those three years respectively, and diluted Earnings per share amounts of 2.39, 2.04, 2.58 for those same years. Basic earnings per share amounts are computed based on the average shares of common stock outstanding during the year, diluted earnings per share amounts are computed based on the average shares of common stock and common stock equivalents outstanding during the year.

Net Interest Income

The bank had an increase of net interest income between the years 2002 and 2001 of $509,000 or 12.74%. The bank had an increase of 16.82% during the years 2000, but had a decrease of 8.7% in 2001. The net interest income for the three years respectfully was $4,504,000, $3,995,000 and $4,375,000. The net interest margin is a major component of the Bank’s earning capacity and is the difference or spread between interest income and interest expense. The spread is considered positive when the Interest income exceeds the Interest expense and negative when the expense exceeds the income, At the year ending December 31, 2002, the Bank had a positive spread of 4.40% as compared to 4.06% and 4.45% for 2001 and 2000 respectively. The Net Interest yield is calculated by taking the net interest income and dividing it by the average earning assets. During 2002, the Bank had a Net Interest Yield of 4.76% as compared to 2001 and 2000 yields of 4.32% and 5.13%. To the extent possible, the bank follows a strategy to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities.

Net interest income is also affected by changes in interest rates earned and interest rates paid and by changes in the volume of interest earning assets and interest bearing liabilities. This relationship is expressed in Table I of this report. In 2002, the net interest income was $4,504,000, which is an increase of $509,000 from the previous year end of $3,995,000. The net interest income increase $129,000 over the 2000 year end amount of $4,375,000.

Interest Income

Interest income is derived from certain interest earning assets, commonly referred to as “earning assets”, and primarily consist of loans, federal funds sold, and investment securities. Federal funds sold are overnight funds, lent to other financial institutions through our correspondent bank, Independent Bankers Bank. The following tables reference these earning assets and their respective interest income for the year ending December 31, 2002 and 2001.

Interest Income Break Down
For Year Ending 2002
(All Dollars in Thousands)

Category (Average for Year)	Amount	Income	Rate	Pct. of Total Earning Assets

Loans (Before Reserve for Loan Losses)	$69,705	$5,473	7.85%	69.81%
Federal Funds Sold	7,589	119	1.56%	7.60%
Investment Securities	22,557	1,069	4.74%	22.59%

Total Earning Assets	$99,851	$6,661	6.67%	100.00%

Interest Income Break Down
For Year Ending 2001
(All Dollars in Thousands)

Category (Average for Year)	Amount	Income	Rate	Pct. of Total Earning Assets

Loans (Before Reserve for Loan Losses)	$67,291	$5,932	8.82%	72.76%
Federal Funds Sold	9,795	441	4.50%	10.59%
Investment Securities	15,399	830	5.39%	16.65%

Total Earning Assets	$92,485	$7,203	7.79%	100.00%

As can be seen by the Tables, there was a marked change in both rate and volume of Earning Assets between the years 2001 and 2002.

Loan Interest decreased from $5,473,000 in 2002, down $459,000 or 7.74% from the $5,932,000 in 2001. That was a decrease of $274,000 or 4.42% from the $6,206,000 at year end 2000. Income from Federal Funds Sold decreased $322,000 or 73,02% from the year end amount of $441,000 in 2001, the year ending 2001 saw a decreased $73,000 or 14.20% from the $514,000 at year end 2000. Income from Investment securities realized an increase of $239,000 with earnings of $1,069,000 at year end 2002. This increase was 28.80% higher than the $830,000 earned at year end 2001. The $830,000 at year end 2001 was $295,000 or 55.14% higher than the $535,000 earned for year end 2000.

Interest Expense

Interest expense is derived from the interest bearing liabilities, which consists of Checking accounts, Now accounts, Savings Accounts, Money Market accounts, and Certificates of Deposits (“CDs”), Federal Funds Sold, Repurchase accounts and other borrowings. During the year 2002, Interest expense totaled $2,157,000, a decrease of $1,051,000 or 32.76% from the 2001 year end total of $3,208,000. This was in increase of 328,000 or 11.39% from the 2000 year end total of $2,880,000. The following tables provide a break out of the two years ending 2002 and 2001 respectively.

Interest Expense Break Down
For Year Ending 2002
(All Dollars in Thousands)

				Pct. of Total Costing
Category (Avg for Year)	Amount	Expense	Rate	Liabilities

Transaction Accounts	$21,058	$183	.87%	24.62%
Savings Accounts	21,129	313	1.48%	24.70%
Certificates of Deposit	39,018	1,430	3.66%	45.62%
Federal Funds Purchased	352	1	.28%	.41%
Other Borrowings	3,974	230	5.79%	4.65%

Total Costing Liabilities	$85,531	$2,157	2.52%	100.00%

Interest Expense Break Down
For Year Ending 2001
(All Dollars in Thousands)

				Pct. of Total Costing
Category (Avg for Year)	Amount	Expense	Rate	Liabilities

Transaction Accounts	$19,643	$306	1.56%	24.13%
Savings Accounts	17,356	410	2.36%	21.32%
Certificates of Deposit	39,853	2,221	5.57%	48.96%
Federal Funds Purchased	505	12	2.38%	.62%
Other Borrowings	4,044	259	6.40%	4.97%

Total Costing Liabilities	$81,401	$3,208	3.94%	100.00%

Non Interest Expense

The Bank’s non-interest expenses for the fiscal year 2002 were $4,266,000 or approximately $356,000 average per month as compared to $3,768,000 or approximately $314,000 average per month for 2001. Non-interest expense for 2000 was $3,693,000 or approximately $308,000 average per month. The amount of $4,266,000 for 2002 consisted primarily of $2,248,000 in salaries and benefits, $377,000 of occupancy expense for all its offices, equipment expenses of $351,000 and $1,290,000 of other operating expenses. Other operating expenses primarily consisted of marketing expense, taxes (intangible and sales), insurance (FDIC, blanket bond and property), state assessments, professional fees (accounting, audit and legal), office supplies, postage and delivery, service fees and amortization of capitalized expenses.

Non Interest Income

The Bank’s non-interest income for fiscal year 2002 was $1,146,000. The sources reflected in non-interest income were from service charges on deposit accounts of $945,000 and non-deposit income of $201,000. This is an increase of $138,000 compared to the $1,008,000 of non-interest income reported for the twelve month period ended December 31, 2001.

Income Taxes

For 2002, net income before taxes was $1,264,000 and after taxes of $387,000, the net income was $877,000. See Note O of Notes to Consolidated Financial Statements. The Bank has adopted FAS109 for the accounting of Income Taxes.

Deposits

The bank experienced deposit growth during 2002, resulting in a net increase for the fiscal year of 9.2%, as compared to the previous two years of growth of 11.0% in 2001 and 13.8% in 2000. Being the primary source for the funding of investment and financing activities, thus the breakdown of deposits is of vital importance to the Bank and Management. As of the end of 2002, the Bank’s total deposits were $101,754,000, a $8,585,000 increase. Approximately 81.9% of the Bank’s deposits are in interest-bearing accounts at the end of the current fiscal year, which is typical in the Bank’s market area. Also note that included in interest-bearing accounts are the Bank’s now accounts, which are the only type of personal checking account offered by the Bank. Of this $23,047,000, only a small percentage maintains a sufficient minimum balance to earn interest. Non-Interest-bearing accounts made up 18.1% and NOW and Money Market Accounts were 30.3% of total deposits compared to 29.9% and 17.4% in the previous year respectively. In time deposits, the Bank held 51.6% in time deposits, which comprise savings accounts and Certificates of Deposits. This was a decrease from the approximately 55.1% the year before.

FHLB

Effective August 15, 1995, the Federal Housing Finance Board approved Valrico State Bank’s membership to the Federal Home Loan Bank of Atlanta. Being a member offers alternative funding sources for the Bank.

Loans

Loans comprise the major asset of the Bank, as of December 31, 2002 the bank had $75,555,000 in Total Loans, the Table below breaks out the categories the bank tracks.

		December 31,
	2002		2001

		(in Thousands)
	Amount	Percent	Amount	Percent

Commercial and Industrial	$54,483	72.11%	$42,907	63.23%
Agricultural	9,199	12.18%	12,170	17.93%
Real estate	8,107	10.73%	5,420	7.99%
Installment and other loans	3,766	4.98%	7,363	10.85%

Total loans	$75,555	100.00%	$67,860	100.00%

Residential Real Estate

At the conclusion of the fiscal year 2002, residential (1-4 family) real estate loans totaled $8,107,000, an increase from the previous two years amounts of $5,420,000 and $4,336,000. The $8,107,000 at year-end represents approximately 10.7% of the total loans outstanding, and are increases from the 8.0% and 6.4%for the years ending 2001 and 2000 respectively. These real estate loans consist primarily of intermediate term loans secured by real estate and payable in periodic installments.

Consumer

Consumer loans consist of loans made to individuals and business for consumer purposes. These loans represented $3,766,000 or 5.0% of the total loan portfolio. In 2001 and 2000, these loans represented $7,363,000 and $9,579,000 or 10.9% and 14.1% of the total loan portfolio respectively.

Commercial and Industrial

The commercial and industrial loans comprised $54,483,000, $42,907,000 and $41,217,000 and as of December 31, 2002, 2001, and 2000 respectively. The commercial and industrial purpose loans include commercial real estate loans that are secured by anything other that farmland or farm equipment. The $54,483,000 at year-end represents approximately 72.11% of the total loans outstanding, an increase from the 63.23% and 60.75% for the years ending 2001 and 2000 respectively.

Agricultural

The commercial loans that have a purpose of agriculture or are secured by any farmland or equipment are classified as Agricultural. The agricultural loans for the same periods were $9,199,000, $12,170,000 and $12,713,000. The $9,199,000 at year-end represents approximately 12.2% of the total loans outstanding, a slight decrease from the 17.9 and 18.7% for the years ending 2001 and 2000 respectively.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management of the Bank believes that the collectibility of the principal on such loans is unlikely. The allowance is an amount that management of the Bank believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of the collectibility of outstanding loans and prior loan loss experience relating to loans and commitments to extend credit. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Subsequent recoveries, if any, on loans charged against the allowance will be credited to the allowance.

The Bank derives its loan loss reserve based on several methods. One is to review the Bank’s historical loss percentages calculated by dividing year-to-date charge-offs by the amount of reservable loans. Secondly, a review of classified loans based on a specific reserve allocation method, a percentage method, and a blended reserve based on specific and percentage methods. The reserve allocation is based on the overall assessment of all the methods to determine the appropriate amount to charge to the provision for loan losses.

Additionally, the Bank’s loan portfolio is periodically reviewed by Federal and State regulators as a normal part of their examination process. Governmental examination procedures require individual judgments about a borrower’s ability to repay loans, sufficiency of collateral values and the effects of changing economic circumstances. These procedures are similar to those employed by the Bank in determining the adequacy of the allowance for loan losses and in classifying loans.

As a result of their examinations, regulators may propose adjustments to the allowance for loan losses or in the loan classifications. As a practical matter, management and Board of Directors of the Bank promptly consider and implement those proposed adjustments.

The Bank charged to operations $120,000 for provision for loan losses in 2002 and $120,000 and $250,000, respectively, for 2001 and 2000. The amount of $120,000 was added to the beginning balance of $978,000 for the period ended December 31, 2001 for a total accumulated provision before net charge-offs for the period ended December 31, 2002 of $1,098,000. The Bank charged off loans during the fiscal year 2002 in the amount of $106,000 and reflected recoveries of $23,000 leaving a net balance in the allowance for loan losses for the period ended December 31, 2002 of $1,015,000, which was 1.34% of total loans outstanding of $75,555,000.

Non Accrual Loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or both, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. At December 31, 2002 and December 31, 2001, the Bank’s loans designated as non-accrual totaled $535,000 and $530,000, respectively. The Bank has adopted FASB 114 for the accounting of non accrual loans.

Impaired Loans

At December 31, 2002 and December 31, 2001, loans totaling $472,000 and $240,000, respectively, had been classified as impaired. The bank has adopted FAS114 for its accounting procedures dealing with Impaired Loans.

Investment Securities

The Bank’s investment portfolio at December 31, 2002 of $22,341,000(based on securities held available for sale marked to approximate fair market value) comprised approximately 22.59% of the Bank’s total earning assets, as compared to 16.65% at December 31, 2001. The investment securities are primarily concentrated in obligations of U. S. Government agencies, municipals and corporations. As of December 31, 2002, the Bank’s investment portfolio had 8.9% adjustable rate securities.

As of December 31, 2002, the Bank’s investment portfolio, consisted of $21,133,000 in AFS and $1,208,000, in HTM. The net effect to stockholders’ equity as of December 31, 2001 was a net gain in reserve for securities of $369,000.

The market value of securities fluctuates during the investment period and is determined on the basis of market quotations. The Bank reprices its securities on a monthly basis. The Bank invests in securities for interest income and liquidity.

The Bank adopted FASB 115 and FAS 130 for accounting of Investments.

Earning Assets

When calculating total earning assets, the amount of $1,104,000 and $1,066,000 as of December 31, 2002 and 2001 were added to total earning assets. This amount represents the cash surrender value of whole life insurance policies purchased primarily to fund a deferred benefit pension plan implemented in 1993 for officers of the Bank who qualified for the program.

Non Earning Assets

Non-interest earning assets accounted for approximately 12.2% of the Company’s total assets at December 31, 2002, a decrease from the approximately 11.5% at December 31, 2001. The total non-interest earning assets primarily consisted of cash and funds placed on deposit in accounts with other banks. Of the total $14,005,000 of non-interest earning assets, cash and non-interest bearing deposits totaled $9,083,000. Other significant non-interest earning assets consisted of fixed assets and interest receivable.

Capital

A good capital position, which is vital to the continued profitability of the Company, also promotes depositor and shareholder confidence and provides a solid foundation for the future growth of the Bank. The Bank has provided for its capital requirements through the retention of earnings. At December 31, 2002, the Bank’s Tier 1 capital position was 7.29% ($8,297,000 shareholders’ equity divided by total assets of $113,798,000) and the Bank’s Tier 2 capital was 8.18% determined by adding loan loss reserves of $1,015,000 to shareholders’ equity of $8,297,000 and dividing by total assets of $113,798,000). Total Tier 1 capital to total risk-weighted assets as of December 31, 2002 was 9.60% and total capital (Tier 2) to total risk-weighted assets was 10.78% compared to 9.34% and 10.57%, respectively, in 2001.

Interest Rate Risk

Interest rate sensitivity is a function of the re-pricing characteristics of the Bank’s portfolio of assets and liabilities. These re-pricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates. The change in interest rates can be either at replacement, re-pricing or maturity during the life of the assets or liabilities. Interest rate sensitivity management is to concentrate on the maturities of assets and liabilities as they re-price during time periods of changes in market interest rates. Effective management is to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame while minimizing the effect of interest rate changes on net interest income.

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

The interest rate sensitivity structure within the Bank’s balance sheet at December 31, 2002, indicated an Asset~Liability gap ratio of 93% when projecting out one year. In the near term, defined as 90 days, the Bank had an Asset~Liability gap ratio of 180%. This information represents a general indication of re-pricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in interest rates. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

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

As of December 31, 2002, the Bank’s liquidity ratio was 34.51% derived by dividing net cash, short-term, and marketable assets of $35.2 million by net deposits of $102.0 million. The Bank’s dependency ratio as of December 31, 2002 was 8.15%. This ratio is determined by taking the Bank’s volatile liabilities (primarily Jumbo certificates) of $12.0 million less short-term investments of $4.2 million divided by adjusted total earning assets of $95.7 million. In 2001 and 2000, the Bank had maintained a liquidity ratio on an average of 20% to 35%. As noted in “Funding Sources” above, management of the Bank believes that the high concentration of time deposits is primarily due to customer relationships and not the attraction of the higher than market rates typically offered by certificates of deposits.

Regulatory Matters

On June 19, 2001, the Bank and the FDIC entered into a Memorandum of Understanding under which the Bank would institute a corrective action program to eliminate compliance problems at the Bank. Management believes that the Bank is in substantial compliance with the Memorandum.

Recently Adopted Financial Accounting Standards

There have been no new Financial Accounting Standards adopted over the past three years, having a significant effect on the company’s financial position, results of operations or cash flows.

Forward Looking Statements

This filing contains forward-looking statements that involve risks and uncertainties, and there are certain important factors that could cause actual results to differ materially from those anticipated. These important factors include, but are not limited to, economic conditions (both generally and more specifically in the Bank’s market), competition for customers from other providers of financial services, government legislation and regulation which changes from time to time and over which the Company and the Bank have no control, changes in interest rates, the impact of the Bank’s growth, and other risks detailed in the Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

(Remainder of this page intentionally left blank)

TABLES TO ITEM 7.

The following tables included in this Form 10-K in response to Item 7 are intended to be supplementary information to be read in conjunction with management’s discussion and analysis of financial condition and result of operations.

Table I - Distribution of Assets, Liabilities, and
                     stockholder’s Equity; Interest Rates and
                     Interest Differentials
Table II - Investment Portfolio
Table III - Loan Portfolio
Table IV - Summary of Loan Loss Experience
Table V - Deposits
Table VI - Return on Equity and Assets
Table VII - Short-Term Borrowings

(Remainder of this page intentionally left blank)

Table I

Average Balances, Interest, and Yield/Rate
(Dollars in Thousands)

		2002			2001			2000
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets:
Earning Assets:
Loans, Net of unearned income	69,705	5,473	7.85%	67,511	5,932	8.79%	68,060	6,206	9.12%
Investment Securities
Taxable	18,379	877	4.77%	12,745	671	5.26%	6,291	415	6.60%
Tax exempt	4,178	192	4.60%	3,443	159	4.62%	2,504	120	4.80%

Total Investments	22,557	1,069	4.74%	16,188	830	5.13%	8,795	535	6.08%
Federal Funds Sold	7,589	119	1.56%	10,976	441	4.02%	8,405	514	6.12%

Total Earning Assets	99,851	6,661	6.67%	94,675	7,203	7.61%	85,260	7,255	8.51%
Allowance for loan losses	(1,015)			(991)			(932)
Cash and Due From	7,750			6,636			5,542
Other Assets	3,694			6,277			6,071

Total Assets	110,280			106,597			95,941

Liabilities and Shareholders Equity
Interest Bearing Liabilities
Deposits
NOW Accounts	21,058	183	0.87%	20,383	306	1.50%	17,605	291	1.65%
Money Market Accounts	8,016	116	1.45%	6,764	167	2.47%	6,769	182	2.69%
Savings Accounts	13,113	197	1.50%	10,881	243	2.23%	9,280	236	2.54%
Time $100,000 and over	11,454	447	3.90%	12,935	751	5.81%	11,129	563	5.06%
Other Time Deposits	27,563	984	3.24%	27,270	1,470	5.39%	24,497	1,290	5.27%

Total interest bearing deposits	81,204	1,927	2.37%	78,233	2,937	3.75%	69,280	2,562	3.70%
Securities sold under agreement to repurchase, Federal funds purchased and other borrowings	4,159	230	5.53%	4,524	271	5.99%	4,568	318	6.96%

Total interest bearing liabilities	85,363	2,157	2.52%	82,757	3,208	3.75%	73,848	2,880	3.90%
Demand Deposits (non interest-bearing)	16,217			15,591			14,312
Accrued expenses and other liabilities	946			1,355			1,721
Shareholders’ equity	7,754			6,894			6,060

Total liabilities and shareholders’ equity	110,280			106,597			95,941

Net interest income/net interest spread		4,504	4.08%		3,995	3.75%		4,375	4.56%
Net yield on earning assets			4.51%			4.22%			5.13%

The following table sets forth the extent to which changes in volume and rates of earning assets and interest-bearing liabilities affected the change in interest income or interest expense in the indicated time periods. For each major balance sheet category, information is provided relating to 1) changes in volume (changes in average balance multiplied by the prior year’s average interest rate), 2) changes in rate (changes in average interest rate multiplied by the prior year’s average balance), and 3) the total change in interest income/expenses. Changes attributable jointly to volume and rate have been allocated proportionately.

Volume and Rate Analysis
(Dollars in Thousands)

	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans	190	(655)	(459)	(49)	(223)	(274)
Investment Securities	327	(88)	239	449	(154)	295
Other Earning Assets	(136)	(187)	(322)	157	(230)	(73)

Total	381	(930)	(542)	557	(607)	(52)
Interest Expense
Deposits	111	(1,121)	(1,010)	1,050	(47)	1,005
Borrowings	(22)	(19)	(41)	17	(5)	12

Total	89	(1,140)	(1,051)	1,067	(52)	1,017

Net Change	292	210	509	(510)	(555)	(1,069)

Interest Rate Sensitivity
(Dollars in Thousands)

		After Three	After One	After Three
	Within	Months but	Year but	Years but	After
	Three	Within One	Within Three	Within Five	Five
	Months	Year	Years	Years	Years

December 31, 2002
Assets
Loans	29,201	7,922	22,640	12,733	2,920
Short term investments	4,157	0	0	0	0
Securities	1,960	2,900	4,947	4,922	7,028

Total interest sensitive assets (ISA)	35,318	10,822	27,587	17,655	9,948
Liabilities
Interest bearing deposits	15,603	31,307	19,633	16,767	0
Federal funds purchased	0	0	0	0	0
Long term borrowings	967	0	0	0	2,000
Short term borrowings	1,192	0	0	0	0

Total interest sensitive liabilities (ISL)	17,762	31,307	19,633	16,767	2,000
Net position os ISA minus ISL	17,556	-20,485	7,954	888	7,948
Cumulative net position of ISA minus ISL	17,556	-2,929	5,025	5,913	13,861
Cumulative net position as a percent of total assets	15.27%	-2.55%	4.37%	5.14%	11.71%

Table II
Investment Portfolio

(amortized cost, in thousands)

December 31,	2002	2001	2000

Securities to be held-to-maturity
1. U.S. Treasury Securities	0	0	0
2. U.S. Government Agencies	0	0	0
3. Mortgage-backed securities	193	294	1,286
4. Municipal	1,015	1,288	438
5. Other	0	0	0

Subtotal	1,208	1,582	1,724
Securities available-for-sale
1. U.S. Treasury Securities	0	0	0
2. U.S. Government Agencies	1,503	6,002	988
3. Mortgage-backed securities	10,291	7,855	1,265
4. Municipal	3,027	3,027	3,567
5. Other	5,744	3,369	1,349

Subtotal	20,565	20,253	7,169

Total investment securities	21,773	21,835	8,893

Investment Securities Maturity Schedule
(Dollars in Thousands)
Maturity Schedule

	In 2002		In 2001		In 2000

	Amount	Yield	Amount	Yield	Amount	Yield

Security Type			Within One Year

1. U.S. Treasury Securities	0	0.00%	0	0.00%	0	0.00%
2. U.S. Government Agencies	0	0.00%	500	6.05%	0	0.00%
3. Mortgage-backed securities	36	5.33%	0	5.51%	0	0.00%
4. Municipal	0	0.00%	275	4.60%	7	6.91%
5. Other	501	5.50%	455	6.47%	0	0.00%

Totals	537		1,230		7

Table II Continued

	In 2002		In 2001		In 2000

	Amount	Yield	Amount	Yield	Amount	Yield

Security Type		After One Year but Within Five Years

1. U.S. Treasury Securities	0	0.00%	0	0.00%	0	0.00%
2. U.S. Government Agencies	1,503	5.54%	5,000	5.40%	1,000	6.05%
3. Mortgage-backed securities	3,158	3.81%	127	6.19%	275	4.60%
4. Municipal	608	4.54%	270	5.51%	214	6.11%
5. Other	1,766	5.80%	1,538	6.03%	950	6.17%

Totals	7,035		6,935		2,439

	In 2002		In 2001		In 2000
	Amount	Yield	Amount	Yield	Amount	Yield

Security Type	After Five Years but Within Ten Years

1. U.S. Treasury Securities	0	0.00%	0	0.00%	0	0.00%
2. U.S. Government Agencies	0	0.00%	502	4.00%	0	0.00%
3. Mortgage-backed securities	4,774	3.93%	3,300	4.40%	1,535	4.75%
4. Municipal	3,189	4.56%	3,526	4.75%	1,367	5.88%
5. Other	1,010	6.52%	1,010	6.52%	0	0.00%

Totals	8,973		8,338		2,902

	In 2002		In 2001		In 2000

	Amount	Yield	Amount	Yield	Amount	Yield

Security Type			After 10 Years
1. U.S. Treasury Securities	0	0.00%	0	0.00%	0	0.00%
2. U.S. Government Agencies	0	0.00%	0	0.00%	0	0.00%
3. Mortgage-backed securities	4,580	4.80%	4,722	4.96%	750	4.79%
4. Municipal	244	5.50%	244	5.50%	2,422	6.39%
5. Other	403	3.18%	366	0.00%	45	7.79%

Totals	5,227		5,332		3,217

Table III
Loan Portfolio
(Dollars in Thousands)

December 31,	2002		2001		2000

		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total

Loan Type
1. Commercial	63,682	84.3%	55,077	81.2%	53,930	79.5%
2. Real Estate (1.4 family)	8,107	10.7%	5,420	8.0%	4,336	6.4%
3. Installment and other	3,766	5.0%	7,363	10.8%	9,579	14.1%

Total Loans	75,555	100.0%	67,845	100.0%	67,845	100.0%

Less: Unearned Income	(138)		(84)		(76)
Less: Allowance for loan losses	(1,015)		(978)		(943)

Total loans less allowance and unearned income	74,402		66,798		66,826

Selected Loan Maturity and Interest Rate Sensitivity Schedules
(Dollars in Thousands)

December 31,	2002 Within One Year	2001	2000

1. Commercial	22,691	15,016	16,312
2. Real Estate (1.4 family)	1,790	907	1,755
3. Installment and other	848	1,615	1,559

Total	25,329	17,538	19,626

	After One Year but Within Five Years

1. Commercial	37,806	35,965	33,438
2. Real Estate (1.4 family)	5,674	4,045	1,205
3. Installment and other	2,709	5,082	7,601

Total	46,189	45,092	42,244

	After Five Years

1. Commercial	3,185	4,098	4,180
2. Real Estate (1.4 family)	643	468	1,376
3. Installment and other	209	664	419

Total	4,037	5,230	5.975

Table III Continued

Rate Structure for Loans Maturing Over One Year
(Dollars in thousands)

			With		With		With
		With Pre-	Floating	With Pre-	Floating	With Pre-	Floating
		Determined	or	Determined	or	Determined	or
		Interest	Adjustable	Interest	Adjustable	Interest	Adjustable
		Rate	Rate	Rate	Rate	Rate	Rate
		Amount	Amount	Amount	Amount	Amount	Amount

1.	Commercial	28,945	12,046	31,437	8,625	32,026	5,592
2.	Real Estate (1.4 family)	6,317	0	4,513	0	2,581	0
3.	Installment and other	2,918	0	5,747	0	8,020	0

	Total	38,180	12,046	41,697	8,625	42,627	5,592

(Remainder of this page intentionally left blank)

Table IV
Summary of Loan Loss Experience

Year Ended December 31,	2002	2001	2000

Balance at beginning of Period	978,075	942,884	777,712
Charge-offs:
Commercial Loans	6,211	0	75,308
Commercial Mortgages Loans	39,828	0	0
Construction Loans	0	0	0
Residential Mortgage Loans	0	0	0
Consumer Loans	59,592	115,515	98,124

Total Charge-offs	105,631	115,515	173,432
Recoveries
Commercial Loans	805	19,171	49,349
Commercial Mortgages Loans	0	0	0
Construction Loans	0	0	0
Residential Mortgage Loans	21,687	11,535	0
Consumer Loans	0	0	39,255

Total Recoveries	22,492	30,706	88,604

Net Charge-offs less recoveries	83,139	84,809	84,828
Additions charged to operations	120,000	120,000	250,000

Balance at end of period	1,014,936	978,075	942,884

Allocation of the allowance for loan losses

	2002		2001		2000

		Percent of Loans in		Percent of Loans in		Percent of Loans in
		Each Category to		Each Category to		Each Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

Balance at end of period applicable to:
Commercial and agricultural	855,591	84.3%	793,832	81.2%	749,499	79.5%
Real estate	108,598	10.7%	78,119	8.0%	60,260	6.4%
Installment and Others	50,747	5.0%	106,124	10.9%	133,125	14.1%

	1,014,936	100.0%	978,075	100.0%	942,884	100.0%

Table V

Deposits
(Dollars in Thousands)

Year Ended December 31,	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

Deposits:
Non-interest
Demand deposits	16,217	0.00%	15,591	0.00%	14,276	0.00%
Interest Bearing Deposits
NOW accounts	21,058	0.87%	20,383	1.50%	17,605	1.65%
Money market accounts	8,016	1.45%	6,764	2.47%	6,769	2.69%
Savings accounts	13,113	1.50%	10,881	2.23%	9,280	2.54%
Time, $100,000 and over	11,454	3.90%	12,935	5.81%	11.129	5.27%
Other time Deposits	27,563	3.24%	27,270	5.39%	24,497	5.06%

Total Interest bearing deposits	81,204	2.37%	78,233	3.75%	69,280	3.70%

Total Deposits	97,421		93,824		83,556

Maturities of Time Deposits over $100,000
(Dollars in Thousands)

December 31,	2002		2001		2000

		Other		Other		Other
	Certificates	Time	Certificates	Time	Certificates	Time
	of Deposits	Deposits	of Deposits	Deposits	of Deposits	Deposits

Three months or less	3,244	346	3,396	0	3,415	0
Three through six months	2,180	223	1,224	0	1,646	0
Six through twelve months	2,246	388	1,574	0	1,753	0
Over twelve Months	3,108	220	936	0	696	0

Total	10,778	1,187	7,130	0	8,853	0

Table VI
Return on Equity and Assets

December 31,	2002	2001	2000

Return on average assets	0.80%	0.70%	1.00%
Return on average common Equity	11.31%	10.79%	15.95%
Common dividend payout ratio	5.42%	6.03%	4.53%
Average equity to average assets ratio	7.03%	6.47%	6.26%

Leverage Ratio Calculations

December 31,	2002	2001	2000

Total average assets	110,280	106,597	93,535
Less intangibles	0	0	0
Total tangible average assets	110,280	106,597	93,535
Total common shareholders’ equity	8,373	7,134	6,312
Less intangibles	0	0	0
Total tangible period-end common shareholders’ equity	8,373	7,134	6,312
Leverage ratio	7.59%	6.69%	6.75%

Risk-based capital ratio
(Bank Only)

Tier I capital ratio	7.29	6.98	7.13%
Total risk-based capital ratio	10.78	10.57	10.41%

Item 8.    Financial Statements and Supplementary Data.

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

CONTENTS

Page
Independent Auditors’ Report	1
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Changes in Stockholders’ Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-20

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Stockholders
Valrico Bancorp, Inc. and Subsidiary
Valrico, Florida

We have audited the accompanying consolidated balance sheets of Valrico Bancorp, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valrico Bancorp, Inc. and Subsidiary at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Rex Meighen & Company, LLP Certified Public Accountants

Tampa, Florida
January 10, 2003

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(in thousands)
ASSETS
Cash and non-interest bearing deposits	$9,083	$6,417
Federal funds sold	4,157	3,645
Securities available-for-sale	21,133	20,364
Securities to be held-to-maturity	1,208	1,582
Loans, net	74,402	66,798
Facilities, net	2,906	3,231
Other real estate	—	1,079
Accrued interest receivable	540	632
Other assets	1,531	1,852

Total assets	$114,960	$105,600

LIABILITIES
Deposits:
Demand deposits	$18,444	$13,990
NOW accounts	23,047	21,145
Money market accounts	7,833	6,698
Savings accounts	14,358	11,396
Time deposits, $100,000 and over	10,778	12,372
Other time deposits	27,294	27,568

Total deposits	101,754	93,169
Securities sold under agreements to repurchase	222	308
Accounts payable and accrued liabilities	674	979
Advances under line-of-credit	970	970
Notes payable	2,967	3,040

Total liabilities	106,587	98,466

Commitments and contingencies (Notes P and Q)
STOCKHOLDERS’ EQUITY
Common stock, no par value, authorized 1,000,000 shares, issued and outstanding 308,737 shares for 2002, and 304,728 shares for 2001	309	305
Capital surplus	2,625	2,526
Retained earnings	5,070	4,236
Accumulated other comprehensive income	369	67

Total stockholders’ equity	8,373	7,134

Total liabilities and stockholders’ equity	$114,960	$105,600

See accompanying notes to consolidated financial statements.

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$5,473	$5,932	$6,206
Interest on investment securities:
U. S. Government agencies	662	483	324
State and municipal securities	193	159	120
Other	214	188	91
Income on Federal funds sold	119	441	514

Total interest income	6,661	7,203	7,255

Interest Expense
Interest on deposits	1,926	2,937	2,563
Interest on short-term borrowings	113	72	108
Interest on long-term debt	118	199	209

Total interest expense	2,157	3,208	2,880

Net interest income	4,504	3,995	4,375
Provision for Loan Losses	120	120	250

Net interest income after provision for loan losses	4,384	3,875	4,125
Other Income
Service charges on deposit accounts	945	896	834
Miscellaneous income	201	112	106

Total other income	1,146	1,008	940

Other Expenses
Salaries and employee benefits	2,248	2,102	2,111
Occupancy expense	377	361	324
Equipment expense	351	316	291
Stationery, printing and supplies	154	131	130
Miscellaneous expenses	1,136	858	837

Total other expenses	4,266	3,768	3,693

Income Before Income Taxes	1,264	1,115	1,372
Income Taxes	387	371	438

Net Income	877	744	934
Other Comprehensive Income
Unrealized gains on securities	302	109	102

Comprehensive Income	$1,179	$853	$1,036

Average Shares Outstanding:
Basic	306,780	304,531	302,138
Diluted	366,909	364,441	362,048
Net Income Per Common Share:
Basic EPS	$2.86	$2.44	$3.09
Diluted EPS	$2.39	$2.04	$2.58

See accompanying notes to consolidated financial statements.

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
				Other	Total
		Capital	Retained	Comprehensive	Stockholders'
	Common Stock	Surplus	Earnings	Income	Equity

		(in thousands)
Balance, December 31, 1999	$302	$2,450	$2,643	$(144)	$5,251
Net income for 2000	—	—	934	—	934
Other comprehensive income, net of tax:
Net change in net unrealized holding gains on securities	—	—	—	102	102
Stock issuance	2	65	—	—	67
Cash dividends	—	—	(42)	—	(42)

Balance, December 31, 2000	304	2,515	3,535	(42)	6,312
Net income for 2001	—	—	744	—	744
Other comprehensive income, net of tax:
Net change in net unrealized holding gains on securities	—	—	—	109	109
Stock issuance	1	11	—	—	12
Cash dividends	—	—	(43)	—	(43)

Balance, December 31, 2001	305	2,526	4,236	67	7,134
Net income for 2002			877		877
Other comprehensive income, net of tax:
Net change in net unrealized holding gains on securities	—	—	—	302	302
Stock issuance	4	99	—	—	103
Cash dividends	—	—	(43)	—	(43)

Balance, December 31, 2002	$309	$2,625	$5,070	$369	$8,373

See accompanying notes to consolidated financial statements.

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

		(in thousands)
Cash Flows from Operating Activities
Net income	$877	$744	$934
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120	120	250
Depreciation and amortization	218	258	265
Net amortization (accretion) of investment security premiums and discounts	108	28	8
Deferred income taxes	2	(25)	(135)
Loss on disposal of facilities	181	—	—
(Increase) in assets:
Accrued interest receivable	92	(28)	(24)
Other assets	164	(182)	(45)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(305)	9	398

Net cash provided by operating activities	1,457	924	1,651

Cash Flows from Investing Activities
Securities available-for-sale:
Purchase of securities	(17,388)	(15,999)	—
Proceeds from maturities of securities	10,581	339	281
Proceeds from sale of securities	6,384	2,505	—
Securities to be held to maturity:
Proceeds from maturities of securities	377	142	120
Decrease (increase) in Federal funds sold	(512)	5,163	(8,299)
Net increase in loans	(7,724)	(1,171)	(4,716)
Purchase of facilities	(74)	(105)	(145)
Proceeds from sale of other real estate	1,079	—	1

Net cash used in investing activities	(7,277)	(9,126)	(12,758)

Cash Flows from Financing Activities
Net increase in deposits	8,585	9,244	10,192
Net increase (decrease) in securities sold under agreements to repurchase	(86)	(290)	(74)
Principal payments on long-term debt	(73)	(68)	(59)
Proceeds from issuance of common stock	103	12	67
Cash dividends paid	(43)	(43)	(42)

Net cash provided by financing activities	8,486	8,855	10,084

Net Increase (Decrease) in Cash	2,666	653	(1,023)
Cash, Beginning of Year	6,417	5,764	6,787

Cash, End of Year	$9,083	$6,417	$5,764

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$2,497	$3,111	$2,739
Cash paid during the year for income taxes	$354	$381	$516
Non-Cash Transactions:
Transfers from loans to other real estate	$—	$1,079	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Note A — Summary of Significant Accounting and Reporting Policies
 General:

The consolidated financial statements include the accounts and transactions of Valrico Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, Valrico State Bank (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank provides a wide range of banking services to individual and corporate customers primarily in Hillsborough County, Florida.

The Company and the Bank are subject to regulations issued by certain regulatory agencies and undergo periodic examinations by those agencies.

Basis of Financial Statement Presentation:

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America, and with general practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of foreclosed assets (other real estate). Additionally, management has made estimates in determining fair values of financial instruments.

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

Investments:

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, sets the standard for classification of and accounting for investments in equity securities that have readily determinable fair values, and all investments in debt securities which are to be classified as held-to-maturity securities, available-for-sale securities, or trading securities.

Debt securities that an enterprise has the positive intent and ability to hold-to-maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in net income. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses included as accumulated other comprehensive income in a separate component of stockholders’ equity.

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

Loans:

Loans receivable are stated at the unpaid principal balance, less the allowance for loan losses and net deferred loan origination fees and costs.

Interest on loans is accounted for on the accrual basis. Generally, the Company’s policy is to discontinue the accrual of interest on loans delinquent over ninety days unless fully secured and in the process of collection. The accrued and unpaid interest is reversed from current income and thereafter interest is recognized only to the extent payments are received. A non-accrual loan may be restored to accrual basis when interest and principal payments are current and prospects for future recovery are no longer in doubt.

SFAS 114, Accounting by Creditors for Impairment of a Loan, sets the standard for recognition of loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings.

Under SFAS 114, a loan is impaired when it is probable that a creditor will be unable to collect the full amount of principal and interest due according to the contractual terms of the loan agreement. When a loan is impaired, a creditor has a choice of ways to measure the impairment. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan’s original effective interest rate, (2) the observable market price of the impaired loan, or (3) the fair value of the collateral of a collateral-dependent loan. Creditors may select the measurement method on a loan-by-loan basis, except that collateral-dependent loans for which foreclosure is probable must be measured at the fair value of the collateral. A creditor in a troubled debt restructuring involving a restructured loan should measure impairment by discounting the total expected future cash flows at the loan’s original effective rate of interest.

Facilities:

Facilities are stated at cost, less accumulated depreciation and amortization. Charges to income for depreciation and amortization are computed on the straight-line method over the assets’ estimated useful lives.

When properties are sold or otherwise disposed of, the gain or loss resulting from the disposition is credited or charged to income. Expenditures for maintenance and repairs are charged against income and renewals and betterments are capitalized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Allowance for Loan Losses:

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged-off against the allowance when management believes that the collectibility of principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. The allowance for loan losses is based on management’s evaluation of various factors including prevailing and anticipated economic conditions, diversification and size of the loan portfolio, current financial status and credit standing of the borrower, the status and level of non-performing assets, past and expected loan loss experience, adequacy of collateral, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows.

Off Balance Sheet Financial Instruments:

In the ordinary course of business, the Bank has entered into off balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Stock Options:

Outstanding stock options may be valued using either the intrinsic value method based on APB Opinion No. 25, Accounting for Stock Issued to Employees, or the fair value method based on SFAS No. 123, Accounting for Stock-Based Compensation. The Bank has elected to value its outstanding stock options using the intrinsic value method. Management believes that this method is predominately used in the banking industry.

Income Taxes:

The Bank accounts for income taxes under the asset and liability method as prescribed in SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income:

The Company accounts for comprehensive income in accordance with SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It requires an enterprise to classify items of other comprehensive income by their nature and to display the accumulated balance of other comprehensive income separately in the equity section of the Balance Sheet.

Earnings Per Share:

Basic EPS is computed by dividing net income by the weighted average shares of common stock outstanding during the year. Diluted EPS is computed by dividing net income by the weighted average shares of common stock and common stock equivalents outstanding during the year.

Statement of Cash Flows:

For purposes of reporting cash flows, cash includes cash on hand and amounts on deposit in non-interest bearing accounts with other commercial banks.

Reclassification of Accounts:

Certain items in the consolidated financial statements for prior years have been reclassified to conform to classifications used in the current year.

Note B — Investment Securities

The amortized cost and estimated fair value of investments in securities at December 31, 2002, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(in thousands)
Securities available-for-sale:
U. S. Government agencies	$1,503	$131	$—	$1,634
State and municipal	3,027	117	—	3,144
Mortgage-backed securities	10,291	126	—	10,417
Other	5,744	194	—	5,938

	$20,565	$568	$—	$21,133

Securities to be held-to-maturity:
Mortgage-backed securities	$193	$6	$—	$199
State and municipal	1,015	61	—	1,076

	$1,208	$67	$—	$1,275

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

The amortized cost and estimated fair value of investments in securities at December 31, 2001, are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

		(in thousands)
Securities available-for-sale:
U. S. Government agencies	$6,002	$72	$—	$6,074
State and municipal	3,027	—	43	2,984
Mortgage-backed securities	7,855	60	—	7,915
Other	3,369	22	—	3,391

	$20,253	$154	$43	$20,364

Securities to be held-to-maturity:
Mortgage-backed securities	$294	$10	$—	$304
State and municipal	1,288	44	—	1,332

	$1,582	$54	$—	$1,636

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. The estimated fair value of securities is determined on the basis of market quotations. Securities with amortized cost of approximately $619,000 and $678,000, and market values of approximately $672,000 and $706,000 were pledged to secure repurchase agreements and deposit accounts at December 31, 2002 and 2001, respectively.

The cost and estimated fair value of debt securities at December 31, 2002, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities		Securities to be
	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

		(in thousands)
Due in one year or less	$535	$543	$2	$2
Due from one to five years	6,763	7,060	271	285
Due from five to ten years	8,475	8,665	499	526
Due after ten years	4,792	4,865	436	462

	$20,565	$21,133	$1,208	$1,275

Note C — Loans
 The loan portfolio is classified as follows:

	December 31,

	2002	2001

	(in thousands)
Commercial and agricultural	$63,682	$55,077
Real estate	8,107	5,420
Installment and other loans	3,766	7,363
Total loans	75,555	67,860
Less, unearned income	(138)	(84)
Less, allowance for loan losses	(1,015)	(978)

	$74,402	$66,798

The following is a summary of the transactions in the allowance for loan losses:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Balance, beginning of year	$978	$943	$778
Provision charged to operating expenses	120	120	250
Loans charged-off	(106)	(116)	(174)
Recoveries	23	31	89

	$1,015	$978	$943

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Loans on which interest was not being accrued totaled $535,000 at December 31, 2002, and $530,000 at December 31, 2001. Had interest been accrued on these non-accrual loans at originally contracted rates, interest income (before income taxes) would have been increased by approximately $32,103 and $31,800 for 2002 and 2001, respectively.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 2002 and 2001, the Bank had classified loans in the amounts of $472,000 and $240,400 as impaired loans, respectively. The allowance for loan losses includes amounts applicable to impaired loans. These allowances are not significant to the Bank’s financial statements.

Note D — Facilities
 Facilities are summarized as follows:

		Accumulated		Estimated
		Depreciation &	Net Book	Useful
	Cost	Amortization	Value	Lives

December 31, 2002	(in thousands)

Land	$1,087	$—	$1,087	N/A
Building	1,831	300	1,531	39½ years
Leasehold improvements	402	329	73	3-15 years
Furniture, fixtures and equipment	1,966	1,751	215	2-15 years

	$5,286	$2,380	$2,906

		Accumulated		Estimated
		Depreciation &	Net Book	Useful
	Cost	Amortization	Value	Lives

December 31, 2001	(in thousands)

Land	$1,087	$—	$1,087	N/A
Building	1,831	262	1,568	39½ years
Leasehold improvements	617	376	241	3-15 years
Furniture, fixtures and equipment	1,926	1,592	335	2-15 years

	$5,461	$2,230	$3,231

Other expenses for the years ended December 31, 2002, 2001, and 2000, included depreciation and amortization of facilities of $218,000, $258,000, and $265,000, respectively.

Note E — Time Deposits
 At December 31, 2002, scheduled maturities (in thousands) of time deposits are as follows:

2003	$28,932
2004	3,572
2005	2,143
2006	589
2007 and thereafter	2,836

$38,072

Note F — Advances under Line-of-Credit

The Company entered into an open end loan agreement with Independent Banker’s Bank of Florida which provides for maximum borrowings of $1,000,000 at the prime interest rate, less one percent. The security for the loan agreement consists of the Bank’s common stock and a security interest in other Company assets.

At December 31, 2002, the outstanding balance was $969,950. Interest expense was approximately $36,000, $60,000 and $92,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

Note G — Notes Payable

Long-term debt consists of the following:

	December 31,

	2002	2001

	(in thousands)
Note payable to Independent Banker’s Bank of Florida, principal and interest of $13,000 payable monthly at 8.5% for the first year and adjustable each year based on the U. S. Treasury Note three-year index; due on January 14, 2012. Secured by real estate	$967	$1,040
Note payable to the Federal Home Loan Bank of Atlanta, interest payable quarterly at 5.51%, principal due March 26, 2008. The loan is callable as of March 26, 2003 and may be prepaid. Collateralized by mortgage loans and Federal Home Loan Bank stock	2,000	2,000

	2,967	3,040
Less: current portion	(75)	(69)

	$2,892	$2,971

Estimated maturities (in thousands) on long-term debt are as follows:

2004	$81
2005	89
2006	96
2007	105
Thereafter	2,521

$2,892

Interest expense was $117,819, $198,890 and $209,012 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note H — Stock Option Plan

The Company adopted the 1998 Stock Option Plan on December 15, 1998. Under the plan, 65,000 shares of the Company’s common stock have been reserved to grant to officers, directors and other key personnel of the Bank. Option prices per share are set by a committee of the Board of Directors at the time of the grant, but the price cannot be less than the fair market value of the stock at the date of the grant. The options are generally non-transferable and expire following termination of employment with the Bank, except in the event of death or disability.

At December 31, 1998 options for 59,910 shares had been granted with an exercise price of $16 per share. On December 14, 2002, options for 4,703 shares were granted with an exercise price of $26 per share. All outstanding options expire December 14, 2008. None of the options have been exercised or expired. At December 31, 2002, options on 387 shares remain available for grant.

The Company accounts for these options using the intrinsic value method based on APB Opinion No 25. Under APB 25, no compensation expense is recognized in the accompanying financial statements because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. Pro forma information regarding net income and net income per common share is required by SFAS 123, and has been determined as if the Company accounted for its stock options under the fair value method of that standard. The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense which is expected to occur in future years.

The Company’s pro forma information is as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share amounts)
Net income, as reported	$877	$744	$934
Deduct: Total stock-based employee compensation expense (benefit) determined under fair value based method, net of related tax effects	25	(17)	(261)

Pro forma net income	$902	$727	$673

Earnings per share:
Basic, as reported	$2.86	$2.44	$3.09
Basic, pro forma	$2.94	$2.40	$2.28
Diluted, as reported	$2.39	$2.04	$2.58
Diluted, pro forma	$2.46	$2.00	$1.86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Note I — Employee Benefit Plans

The Bank has an Employee Stock Ownership Plan containing Internal Revenue Code Section 401(k) provisions. The Plan became effective January 1, 1997, and is for the benefit of employees who have completed six months of service and attained age 18. The Plan provides for three types of Company contributions:

(1)	Basic contributions — discretionary contribution made for all non-highly compensated participants in order to satisfy the non-discrimination requirements of the Internal Revenue Code.

(2)	Matching contribution — the Bank matches 25% of salary reduction contributions up to 6% of compensation.

(3)	Optional contributions — additional discretionary contribution made by the Bank allocated to the accounts of participants on the basis of total relative compensation.

Bank contributions to the Plan were $16,807 in 2002, $15,284 in 2001, and $14,120 in 2000.

Note J — Earnings per Share

The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective years ended:

	December 31,

	2002	2001	2000

Net income (in thousands)	$877	$744	$934
Average shares outstanding:
Basic	306,780	304,531	302,138
Add: common stock equivalents	60,129	59,910	59,910

Diluted	366,909	364,441	362,048
Earnings per share
Basic	$2.86	$2.44	$3.09
Diluted	$2.39	$2.04	$2.58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Note K — Regulatory Capital Matters
The Federal Reserve Board and other bank regulatory agencies have adopted risk-based capital guidelines for banks and bank holding companies. The main objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of banking organizations and to take into account the different risks among banking organizations’ assets, liabilities and off-balance sheet items. Bank regulatory agencies have supplemented the risk-based capital standard with a leverage ratio for Tier I capital to total reported assets.

Failure to meet the capital adequacy guidelines and the framework for prompt corrective actions could initiate actions by the regulatory agencies which could have a material effect on the financial statements.

As of December 31, 2002, the most recent notification from the FDIC, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	[3]Amount	[3]Ratio	[3]Amount		[3]Ratio

			(dollars in thousands)
As of December 31, 2002:
Total risk-based capital
(To risk-weighted assets)	$9,312	10.78%	$6,916	8.00%		$8,645	10.00%
Tier I capital
(To risk-weighted assets)	$8,297	9.60%	$3,458	4.00%		$5,187	6.00%
Tier I capital
(To adjusted total assets)	$8,297	7.29%	$4,552	4.00%		$5,690	5.00%
As of December 31, 2001:
Total risk-based capital
(To risk-weighted assets)	$8,440	10.57%	$6,391	8.00%		$7,998	10.00%
Tier I capital
(To risk-weighted assets)	$7,462	9.34%	$3,195	4.00%	$	,793	6.00%
Tier I capital
(To adjusted total assets)	$7,462	6.98%	$4,279	4.00%		$5,349	5.00%

On June 19, 2001, the Bank and the FDIC entered into a Memorandum of Understanding under which the Bank would institute a corrective action program to eliminate compliance problems at the Bank. Management believes that the Bank is in substantial compliance with the Memorandum.

Note L — Operating Leases
The Bank leases one of its branch locations from a director of the Bank. This lease expires March 31, 2003, and provides for annual rents of $42,000. The Bank has the option to renew the lease for three additional three-year terms at rents to be negotiated at the time of the renewal.

Note M — Deferred Compensation Agreements
The Bank entered into deferred compensation agreements with certain executive officers. The agreements provide for a flat annual retirement benefit at the time the employee participates in the agreement. The benefit may be increased by a cost of living adjustment annually and is to be paid for 15 years. Provisions under these agreements for 2002, 2001, and 2000 were $50,568, $36,318, and $40,931, respectively.

Note N — Other Expenses
Miscellaneous expenses were as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Advertising and public relations	$91	$73	$97
Professional fees	124	74	104
Postage	83	90	80
Taxes	28	49	21
Insurance	97	65	91
Other	713	507	444

	$1,136	$858	$837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Note O — Income Taxes
The provision for income taxes is summarized as follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Current income taxes:
Federal	$320	$338	$514
State	65	58	59

Total current income taxes	385	396	573
Deferred income taxes (credit)	2	(25)	(135)

Income tax provision	$387	$371	$438

A reconciliation of the income tax computed at the Federal statutory rate of 34% and the income tax provision shown on the statement of income follows:

	Year Ended December 31,

	2002	2001	2000

	(in thousands)
Tax computed at statutory rate	$430	$379	$466
Increase (decrease) resulting from:
Tax exempt income	(60)	(18)	(16)
State income tax, net of Federal tax benefit	45	38	31
Other	(28)	(28)	(43)

Income tax provision	$387	$371	$438

The components of the deferred income tax asset included in other assets are as follows:

	December 31,

	2002	2001

	(in thousands)
Deferred tax liability:
Federal	$(183)	$(49)
State	(31)	(8)

	(214)	(57)

Deferred tax asset:
Federal	382	381
State	65	65

	447	446

Net deferred tax asset	$223	$389

The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,

	2002	2001

	(in thousands)
Accumulated other comprehensive income	$(198)	$(43)
Accretion income	(18)	(14)
Depreciation	46	54
Deferred loan fees	—	28
Allowance for loan losses	336	316
Deferred compensation	67	48

Net deferred tax asset	$233	$389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Note P — Commitments and Contingencies
The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters-of-credit. A summary of these commitments and contingent liabilities follows:

	December 31,

	2002	2001

	(in thousands)
Commitments to extend credit	$12,865	$5,614
Standby letters-of-credit	$426	$381

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

The Bank has a $7,000,000 unused line-of-credit with Federal Home Loan Bank, and a $1,500,000 line-of-credit with Independent Banker’s Bank of Florida for the purchase of Federal funds.

Note Q — Concentrations of Credit
Substantially all of the Bank’s loans, commitments and standby letters-of-credit have been granted to customers in Hillsborough County, Florida. The concentrations of credit by type of loan are set forth in Note C. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters-of-credit were granted primarily to commercial borrowers.

At December 31, 2002, the Bank had $3,861,845 in excess of FDIC deposit insurance in non-interest bearing accounts with other financial institutions.

Note R — Related Parties
Certain officers, directors, employees of the Bank, and certain corporations and individuals related to such persons have deposits and indebtedness, in the form of loans, as customers. The total of such deposits at December 31, 2002, was $2,831,000. Total loans to such persons and their affiliates amounted to $4,957,970, and $4,416,000 at December 31, 2002 and 2001, respectively. During 2002, originations of related party loans totaled $10,182,958 and payments on related party loans totaled $9,640,988.

Note S — Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Note S — Disclosures About Fair Value of Financial Instruments (Continued)
The estimated fair values of the Bank’s financial instruments at December 31, 2002, are as follows:

	Carrying	Fair
	Amount	Value

	(in thousands)
Financial Assets
Cash and short-term investments	$13,240	$13,240
Investment securities	22,341	22,408
Loans	74,402	78,609
Financial Liabilities
Deposits	$101,754	$102,496
Accounts payable and accrued liabilities	674	674
Advances under line-of-credit	970	970
Short-term borrowings	222	222
Long-term debt	2,967	3,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Note T — Parent Company Financial Information
Presented below are condensed financial statements for Valrico Bancorp, Inc. (parent only):

Condensed Balance Sheets as of December 31:

	2002	2001

	(in thousands)
Assets
Cash	$53	$24
Investment in subsidiary bank, net	8,668	7,492
Facilities, net	1,530	1,563
Other assets	66	68

Total assets	$10,317	$9,147

Liabilities and Stockholders’ Equity
Stockholders’ equity
Liabilities:
Accrued liabilities	$7	$3
Line-of-credit	970	970
Note payable	967	1,040
Total liabilities	1,944	2,013
Stockholders’ equity	8,373	7,134

Total liabilities and stockholders’ equity	$10,317	$9,147

Condensed Statements of Operations and Stockholders’ Equity Year Ended December 31:

	2002	2001

	(in thousands)
Equity in net income of subsidiary bank:
Undistributed	$874	$691
Distributed	—	44
Rent income	204	204
Interest expense	(118)	(147)
Other expenses	(83)	(48)

Net income	877	744
Stockholders’ Equity
Beginning of year	7,134	6,312
Dividends paid	(43)	(43)
Stock issuance	103	12
Net change in unrealized holding losses on securities in subsidiary bank	302	109

End of year	$8,373	$7,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

Condensed Statements of Cash Flows Year Ended December 31:

	2002	2001

	(in thousands)
Cash Flows from Operating Activities
Net income	$877	$744
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(874)	(691)
Depreciation	33	28
Decrease (increase) in other assets	2	5
(Increase) in accounts payable and accrued liabilities	4	—

Net cash used in operating activities	42	86
Cash Flows from Financing Activities
Issuance of common stock	103	12
Cash dividend on common stock	(43)	(43)
Principal payments on long-term debt	(73)	(68)

Net cash used in financing activities	(13)	(99)

Net Increase (Decrease) in Cash	29	(13)
Cash at Beginning of Year	24	37

Cash at End of Year	$53	$24

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

There were no changes in accountants, nor were there any disagreements with accountants on accounting and financial disclosure.

ITEM 10. Directors And Principal Officers Of The Company

Directors of the Company

The information required by Item 10 pertaining to directors of the Company is incorporated herein by reference to the sections entitled “Election of Directors” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange within 120 days of the end of the Company’s fiscal year ended December 31, 2002.

Principal Officers of the Company and its Subsidiary Bank

All principal officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understanding between the Company and any principal officer pursuant to which any such person was elected as a principal officer of the Company.

J. E. “Bob” McLean, III, 66, is Chairman of the Bank and Company and was elected President and CEO in May 1997 of the Company. Mr. McLean is the owner and President of J. E. McLean & Sons, a family business he took over in 1967. He is a citrus grower who also harvests and ships fruit. Prior to that, Mr. McLean was a banker at Marine Bank of Tampa and was employed with Tampa Electric for three and a half years. He is a third generation of Valrico, attending Brandon High School and the University of Florida for a couple of years. Mr. McLean served in the Army. He has served as Chairman of the Board of the Bank since its inception in 1989 and has served as Chairman of the Board for the Company since May 1995.

Jerry L. Ball, 50, The President and CEO of the Bank is also the Executive Vice President of the Company. In May 1997, Mr. Ball was promoted to his current position. In 1995, Mr. Ball was promoted to Executive Vice President. From 1989 to May 1995, Mr. Ball served in the position of Senior Vice President and Cashier. From 1980 to April 1989, Mr. Ball was an Assistant Vice President and Branch Manager for First Union National Bank of Florida. Mr. Ball attended King College and received a B.A. degree in Business and Economics. He is a graduate of the School of Banking at the University of Florida. Mr. Ball has over 23 years of banking experience.

Donald Weaver, 60, joined the Company and Bank in November 1995. He was hired as Senior Vice President of Commercial Loans of the Bank. In May 1997, he was promoted to Executive Vice President and Director of Commercial Loans and was elected to the position of Secretary to the Company. He has over 35 years in commercial banking, all within the Hillsborough County area. He attended Hillsborough Community College and has attended a number of banking schools. He has been a resident of the Brandon area for over 25 years.

Set forth below are the names and ages of the other principal officers of the Company’s subsidiary bank, giving their principal occupation and business experience of each such principal officer during the past six years. All of such information has been furnished by each such person.

Glenn J. Chasteen, 51, is currently serving as Senior Vice President-Consumer Loans. He has been the Bank’s installment lender since June 1989. From January 1987 to October 1988, Mr. Chasteen served as Senior Vice President of San Antonio Citizens Federal Credit Union. From February 1980 to January 1987, Mr. Chasteen served as Vice President-Consumer Lending with Sun Bank of Tampa Bay (formerly known as Brandon State Bank).

Carol Todd Johnson, 71, has served as Vice President and Business Development Officer of the Bank since June 1991. Mrs. Johnson serves in this position on a part-time basis and was promoted in 1995 to Vice President-Business Development. From 1972 to May 1991, Mrs. Johnson was Vice President of Business and Community Development Officer at the Brandon office of Barnett Bank.

Susan L. Radford, 45, is currently serving as a Vice President – Cashier/Compliance Officer. She was promoted to this position in July 2000. Ms. Radford has 24 years of banking experience, 15 years in bank operations.

Glenda C. Peacock, 63, is currently serving as a Vice President – Loan Officer/Branch Coordinator . She has been serving in this capacity since August 1, 2000. Prior to this, she served as a branch manager of our Brandon location since March 1994. Mrs. Peacock was hired by the Bank in August 1993 where she served as an AVP – Loan Officer.

ITEM 11. Management Compensation And Transactions

The information required by Item 11 pertaining to management compensation and transactions with management of the Company is incorporated herein by reference to the sections entitled “Executive Compensation and Other Information” and “Certain Transactions” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders, which will be filed with the Federal Deposit Insurance Corporation within 120 days of the end of the Company’s fiscal year ended December 31, 2002.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners

The only class of voting securities of the Company is its Common Stock, 308,737 shares of which were outstanding as of December 31, 2002. To the best knowledge of the Company, other than Messrs. Carlton, Holmberg and Amerson (whose shareholdings are listed in “Security Ownership of Management” below), there are no other persons who own beneficially more than five percent (5%) of the Company’s Common Stock.

Security Ownership of Management

The information set forth below as to the beneficial ownership of shares of Common Stock of the Company by each director of the Company, and by all directors and principal officers of the Company as a group, as of December 31, 2002 has been furnished by the respective persons.

	Amount and Nature
	of Beneficial		Percent of
Name of Beneficial Owner	Ownership		Class

LeVaughn Amerson	33,703	(1)	10.75
Jerry L. Ball	8,000	(8)	2.53
C. Dennis Carlton	30,878	(2)	9.85
H. Leroy English	8,825	(1)	1.82
David A. Gee	0		0.00
Gregory L. Henderson	15,203	(3)	4.85
Douglas A. Holmberg	34,010	(4)	10.75
Charles E. Jennings, Jr.	12,469	(5)	3.98
J. E. “Bob” McLean, III	13,959	(6)	4.41
J. “Bill” Noriega, Jr.	12,229	(7)	3.90
Donald M. Weaver	6,300	(9)	2.00

All directors and principal officers as a group (11 persons)	175,576		55.84

1.	All of these shares are owned as joint tenant with this individual’s spouse. Includes 4703 shares subject to options which are presently exercisable.

2.	Includes 26,025 shares which Mr. Carlton owns individually and 50 shares each owned in trust for Mr. Carlton’s three children ( a total of 150 shares) of which Mr. Carlton is sole trustee. Includes 4703 shares subject to options which are presently exercisable.

3.	Includes 10,000 shares which Dr. Henderson owns as joint tenant with Kathy Henderson, his wife, and 125 shares each owned by a trust set up for Dr. Henderson’s four (4) children (a total of 500 shares) of which Kathy Henderson is sole trustee and as to which Dr. Henderson disclaims beneficial ownership. Includes 4703 shares subject to options which are presently exercisable.

4.	Includes 29,207 shares which Mr. Holmberg owns individually. Also includes 100 shares which are owned by Mr. Holmberg’s wife, as to which shares Mr. Holmberg disclaims beneficial ownership. Includes 4703 shares subject to options which are presently exercisable.

5.	Includes 5,000 shares held in a Valrico State Bank Self-Directed Ira for the sole benefit of Mr. Jennings; 2,466 shares of which Mr. Jennings owns individually and 200 shares which Mr. Jennings owns as joint tenant with his wife. Also, includes 100 shares which Mr. Jennings’ wife owns as to which shares Mr. Jennings disclaims beneficial ownership. Includes 4703 shares subject to options which are presently exercisable.

6.	Includes 4,200 shares Mr. McLean owns as joint tenant with his wife and daughter and 1,170 shares owned by Mr. McLean in trust for his grandchildren for which Mr. McLean is sole trustee. Also includes 1,100 shares owned by Mr. McLean’s daughter, son-in-law, and wife as to which shares Mr. McLean disclaims beneficial ownership. Includes 7,489 shares subject to options which are presently exercisable.

7.	Includes 7,226 shares which Mr. Noriega owns individually and 100 shares each owned joint with three of Mr. Noriega’s children (a total of 300 shares). Includes 4703 shares subject to options which are presently exercisable.

8.	Includes 450 shares which Mr. Ball owns jointly with his spouse. Includes 7500 shares subject to options which are presently exercisable.

9.	Includes 100 shares which Mr. Weaver owns individually and 200 shares owned in joint with Mr. Weavers spouse. Includes 6000 shares subject to options which are presently exercisable.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders(1)	64,613	16.73	387

Total	64,613	16.73	387

(1)	Consists of common shares of the Company authorized for issuance under outstanding options or reserved for options to be awarded.

(2)	All common shares included in equity compensation plans not approved by shareholders are covered by outstanding options, or reserved for issuance under options to be awarded, under the Valrico Bancorp, Inc. 1998 Stock Option Plan (the “Plan”). Each of these options is a nonqualified option, meaning a stock option that does not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive,” stock options. Each outstanding option vested immediately as to all shares covered by the option. Each outstanding option may be exercised for a term of 10 years from the date of the grant of the option, subject to earlier termination in the event of death, disability or other termination of the employment of the option holder. Subject to termination in any event at the end of the option term, the option holder has a limited period (one year after death or disability and two years after retirement) following termination of employment due to disability, death or retirement after age 65, to exercise the options. The options terminate three months after termination of employment for reasons other than death, disability or termination for cause, and immediately upon termination of employment if for cause. The exercise price and number of shares covered by the option are to be adjusted to reflect any share dividend, share split, merger or other recapitalization of the common shares of the Corporation. The options are not transferable other than by will or state inheritance laws. The Plan is to be administered by the Board of Directors or a Committee of the Board of Directors, who may establish certain terms and limits in granting options, subject to the limits of the Plan. All options must be awarded with an exercise price of not less than the fair market value of the covered shares at the date of grant.

ITEM 14. Controls and Procedures

      Within the 90 day prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

      There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

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

ITEM 15.     Exhibits, Financials Statement Schedules and Reports on Form 8-K

     The following consolidated financial statements of the registrant and the independent auditors’ report therein are filed as part of this report;

Independent Auditors’ Report
Financial Statements (Consolidated)
Statements of Condition — December 31, 2002 and 2001
Statements of Income — years ended December 31, 2002, 2001 and 2000
Statements of Cash Flows — years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements (all financial statement schedules have been omitted as required information is included in consolidated financial statements.)

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Exhibits

Number	Description

(3)(i)	Articles of Incorporation of the Company (a)

(3)(ii)	Bylaws of the Company (a)

(10)(a)	Lease — Valrico State Bank — Jim Redman Parkway Office (c)

(b)	Lease — Valrico State Bank — Brandon Office (b)(c)

(c)	Valrico State Bank Stock Option Plan (b)(c)

(d)	Valrico Bancorp Inc, Stock Option Plan (d)

(21)	Valrico State Bank (b)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Company’s Registration Statement #33-90524 on Form S-4 for the registrant.

(b)	Incorporated by reference to the Company’s December 31, 1995 Form 10-K.

(c)	Incorporated by reference to the Company’s December 31, 1997 Form 10-K

(d)	Incorporated by reference to the Company’s December 31, 1998 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

Valrico Bancorp, Inc.

By: /s/ Bob McLean	By: /s/ Jerry L. Ball

Bob McLean, President & CEO	Jerry L. Ball, Executive Vice President

Dated: March 28, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Titles	Date

/s/ J. E. “Bob” McLean, III	President and Chief Executive Officer	March 28, 2003
J. E. “Bob” McLean, III	(Chief Executive Officer)

/s/ Jerry L. Ball	Executive Vice President and Director	March 28, 2003
Jerry L. Ball	(Principal Financial and Accounting Officer)

/s/ C. Dennis Carlton	Director	March 28, 2003
C. Dennis Carlton

/s/ H. Leroy English	Director	March 28, 2003
H. Leroy English

/s/ Gregory L. Henderson	Director	March 28, 2003
Gregory L. Henderson

/s/ Douglas A. Holmberg	Director	March 28, 2003
Douglas A. Holmberg

/s/ Charles E. Jennings, Jr.	Director	March 28, 2003
Charles E. Jennings, Jr.

/s/ J. “Bill” Noriega, Jr.	Director	March 28, 2003
J. “Bill” Noriega, Jr.

/s/ LeVaughn Amerson	Director	March 28, 2003
LeVaughn Amerson

EXHIBIT INDEX

ITEM 15.     Exhibits, Financials Statement Schedules and Reports on Form 8-K

     The following consolidated financial statements of the registrant and the independent auditors’ report therein are filed as part of this report;

Independent Auditors’ Report
Financial Statements (Consolidated)
Statements of Condition — December 31, 2002 and 2001
Statements of Income — years ended December 31, 2002, 2001 and 2000
Statements of Cash Flows — years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements (all financial statement schedules have been omitted as required information is included in consolidated financial statements.)

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Exhibits

Number	Description

(3)(i)	Articles of Incorporation of the Company (a)

(3)(ii)	Bylaws of the Company (a)

(10)(a)	Lease — Valrico State Bank — Jim Redman Parkway Office (c)

(b)	Lease — Valrico State Bank — Brandon Office (b)(c)

(c)	Valrico State Bank Stock Option Plan (b)(c)

(d)	Valrico Bancorp Inc, Stock Option Plan (d)

(21)	Valrico State Bank (b)

99.1	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Company’s Registration Statement #33-90524 on Form S-4 for the registrant.

(b)	Incorporated by reference to the Company’s December 31, 1995 Form 10-K.

(c)	Incorporated by reference to the Company’s December 31, 1997 Form 10-K

(d)	Incorporated by reference to the Company’s December 31, 1998 Form 10-K

Certifications

I, J.E. McLean, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Valrico Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ J.E Mclean J.E. McLean, III, President and Chief Executive Officer

I, Jerry L. Ball, certify that:

1.	I have reviewed this annual report on Form 10-K of Valrico Bancorp, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By: \s\ Jerry L. Ball Jerry L. Ball, Executive Vice President and Chief Financial Officer