Form 10QSB
period 2003-03-31
VALRICO BANCORP INC
filed 2003-05-15
CIK 942789

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ending March 31, 2003

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
Common Stock, no par value

(Title of Class)

As of March 31, 2003, there were 308,337 shares of common stock outstanding.

Transitional small business disclosure format (check one):

Yes               No      x

Part I — Financial Information
Consolidated Balance Sheets	3
Consolidated Statements Of Income	4
Consolidated Statements of Changes in Stockholder Equity	5
Consolidated Statements of Cash Flows	6-7
Notes to Consolidated Financial Statements	8
Management Discussion and Analysis	9-10
Disclosure Of Evaluation Of Disclosure Controls And Procedures	11
Part II — Other Information
Exhibits and Reports on Form 8-K	12
Signatures	13
Certification — Chief Executive Officer	14
Certification — Chief Financial Officer	15
List of Exhibits	16
Sarbanes~Oaxley Certifications	17-18

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002

	(in thousands)
Assets
Cash and Non-Interest Bearing Deposits	$9,595	$9,083
Federal Funds Sold	7,337	4,157
Securities Available for Sale	24,347	21,133
Securities Held to Maturity	1,189	1,208
Loans, Net	76,532	74,402
Facilities, Net	2,886	2,906
Other Real Estate	169	—
Accrued Interest Receivable	597	540
Other Assets	1,909	1,531

Total Assets	$124,561	$114,960

Liabilities
Deposits
Demand Deposits	$25,417	$18,444
NOW Accounts	21,656	23,047
Money Market Accounts	9,339	7,833
Savings Accounts	16,213	14,358
Time Deposits, $100,000 and Over	10,570	10,778
Other Time Deposits	26,763	27,294

Total Deposits	109,958	101,754
Securities Sold Under the Agreement to Repurchase	718	222
Accounts Payable and Accrued Liabilities	1,279	674
Advances Under Line Of Credit	970	970
Notes Payable	2,949	2,967

Total Liabilities	115,874	106,587
Stockholder’s Equity
Common Stock, No Par Value, Authorized 1,000,000 Shares, Issued and Outstanding 308,337 for March 2003 and 308,737 for December 2002	308	309
Capital Surplus	2,616	2,625
Retained Earnings	5,394	5,070
Accumulated Other comprehensive Income	369	369

Total Stockholder’s Equity	8,687	8,373

Total Liabilities and Stockholder’s Equity	$124,561	$114,960

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Income

	Three Months Ended,
	March 31,

	2003	2002

	(in thousands)
Interest Income
Interest and Fees on Loans	$1,409	$1,360
Interest on Investment Securities	243	272
Income on Federal Funds Sold	21	23

Total Interest Income	1,673	1,655

Interest Expense
Interest on Deposits	395	553
Interest on Long Term Debt	55	58

Total Interest Expense	450	611

Net Interest Income	1,223	1,044
Provision for Loan Losses	30	30

Net Interest Income After Provision for Loan Losses	1,193	1,014
Other Income
Service Charges on Deposit Accounts	224	210
Miscellaneous Income	29	46

Total Other Income	253	256

Other Expenses
Salaries and Employee Benefits	555	539
Occupancy Expense	84	93
Equipment Expense	63	75
Stationary, Printing and Supplies	30	42
Miscellaneous Expenses	199	256

Total Other Expenses	931	1,006

Income Before Taxes	515	264
Income Taxes	191	89

Net Income	324	175
Other Comprehensive Income
Unrealized Gains(Losses) on Securities	0	41

Comprehensive Income	$324	$216

Per Share Data:
Basic	308,537	305,488
Diluted	373,150	365,398
Earnings Per Share:
Basic	$1.05	$0.57
Diluted	$0.87	$0.48

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

				Net Unrealized
				Holding Gain on	Total Stock Holders
	Common Stock	Capital Surplus	Retained Earnings	Securities	Equity

Balance, December 31, 2002	$309	$2,625	$5,070	$369	$8,373
Net Income	—	—	324	—	324
Stock Redemption	(1)	(9)	—	—	(10)
Net unrealized holding gains on Securities	—	—	—	—	—

Balance, March 31, 2003	$308	$2,616	$5,394	$369	$8,687

Balance, December 31, 2001	$305	$2,526	$4,234	$67	$7,132
Net Income	—	—	175	—	175
Stock Sale	1	40	—	—	41
Net unrealized holding gains on Securities	—	—	—	(26)	(26)

Balance, March 31, 2002	$306	$2,566	$4,409	$41	$7,322

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended,
	March 31,

	2003	2002

	(in thousands)
Cash Flows from Operating Activities
Net Income	$324	$175
Adjustments to Reconcile net income to net
Cash provided by operating activities:
Provision for Loan Losses	30	30
Depreciation and amortization	50	57
Net amortization of investments
Security premiums and discounts	44	23
(Increase) Decrease in assets:
Accrued Interest Receivable	(57)	7
Other Assets	(547)	8
Increase (Decrease) in liabilities:
Accounts payable and Accrued Liabilities	605	36

Net Cash provided by operating Activities	449	336

Cash flows from investing activities
Securities available for sale:
Purchase of investment securities	(4,615)	—
Proceeds from maturities of investment securities	1,357	1,139
Securities to be Held to Maturity:
Proceeds from maturities of investment securities	19	131
(Increase) in Federal Funds Sold	(3,180)	(1,448)
Net (Increase) in Loans	(2,160)	(3,884)
Purchase of facilities	(30)	(3)
Proceeds from the sale of Other Real Estate	—	—

Net Cash (used in) Investing Activities	(8,609)	(4,065)

Cash flows from financing activities:
Increase in deposits	8,204	5,180
Net increase in securities sold under agreement to Repurchase	496	110
Net (Decrease)in notes payable	(18)	(18)
Sale (redemption) of Common Stock	(10)	41

Net Cash Provided by financing activities	8,672	5,313

Net increase in cash	512	1,584
Cash, beginning of period	9,083	6,417

Cash, ending of period	$9,595	$8,001

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Cash Flows (Cont)

	Three Months Ended,
	March 31,

	2003	2002

	(in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$500	$326
Income taxes	$15	$157

Valrico Bancorp, Inc.
And Subsidiary Notes to
Consolidated Financial Statements

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

Basic net income per share has been computed by dividing net income by the average number of common shares outstanding of 308,537 as of March 31, 2003, and 305,488 as of March 31, 2002. Diluted net income per share has been computed by dividing net income by the average number of common shares and common share equivalent outstanding of 373,150 as of March 31, 2003 and 365,398 as of March 31, 2002.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

RESULTS OF OPERATIONS

The Company’s primary asset is its subsidiary bank, which is in its twelfth year of operation. During the three months ended March 31, 2003, the Bank experienced a growth in deposits with an increase of $8,204,000 or 8.1%. Demand Deposit Accounts had the highest percentage of growth at 37.8%, or an increase of $6,973,000 in the three months ended March 31, 2003.

Loan growth increased $2,130,000 or 2.9% for the three months ended March 31, 2003. The allowance for credit losses at March 31, 2003 was at $1,061,000 compared to 1,008,000 at December 31, 2002. The Bank had $1,000 in charge-offs and had recoveries in the amount of $17,000 during the three months ended March 31, 2003, and has loan classified as troubled in the amount of $19,000 as of March 31, 2003. A total of $30,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $357,000 and $592,000 at March 31, 2003 and 2002, respectively. Loans 90 days or more past due amounted to $83,000 and $417,000 at March 31, 2003 and 2002, respectively. There were restructured loans in the amount of $19,000 and $437,000 at March 31, 2003 and 2002, respectively. The table on the following page sets forth a summary of loan loss experience:

Management’s Discussion and Analysis of Financial
Condition and Results of Operations (Cont.)

Analysis of the Allowance for Loan Losses

	March 31,

	2003	2002

	(in thousands)
Beginning Reserves	$1,015	$978
Charge offs:		—
Commercial	1	4
Commercial Real Estate		—
Consumer		—
Residential		—

Total Charge Offs	1	4
Recoveries
Commercial	1	—
Commercial Real Estate		—
Consumer	16	4
Residential		—

Total Recoveries	17	4

Net Charge offs	(16)	—
Provision for Loan Losses	30	30

Ending Reserves	$1,061	$1,008

Ratio Of Net Charge-Offs During The Period To Average Loans Outstanding During The Period	-0.02%	0.00%

Consolidated net income for the three months ending March 31, 2003 was $324,000 or $1.05 and $0.87 per share, basic and diluted respectively, which compares to $175,000 or $0.57 and $0.48 per share, basic and diluted respectively, for the same period in 2002. This represents an increase over the comparable quarter of $149,000.

Salaries and benefits represent 59.6% of non-interest expenses for the three months ended March 31, 2003, compared to 53.6% for the three months ended March 31, 2002. Salary expense for the three months ended March 31, 2003 increased 3.0% over the same period for 2002.

The Tier I capital ratio was 7.31% and Total Capital ratio was 9.01% at March 31, 2003. The tier I capital to total risk-weighted assets ratio was 9.54% at March 31, 2003.

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

Part II

Item 6. Exhibits and Reports on Form 8-K

All applicable exhibits required by item 601 of Regulation SB are furnished herewith.

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

VALRICO BANCORP, INC.

May 14th 2003	/s/ Bob Mclean Bob Mclean President and Chief Executive Officer

May 14th 2003	/s/ Jerry L. Ball Jerry L. Ball Executive Vice President

Certifications

     I, J.E. McLean, III, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of Valrico Bancorp, Inc.;

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

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 15, 2003

By:	/s/ J.E. McLean, III
J.E. McLean, III, President and Chief Executive Officer

Certifications

     I, Jerry L. Ball, certify that:

     6.     I have reviewed this quarterly report on Form 10-QSB of Valrico Bancorp, Inc.;

     7.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     8.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     9.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     f) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     10.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date or our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	May 15, 2003

By	/s/ Jerry L. Ball
Jerry L. Ball, Executive Vice President and Chief Financial Officer

Exhibits

(3)(i)	Articles of Incorporation of the Company (a)

(3)(ii)	Bylaws of the Company (a)

(a)	Incorporated by reference to the Company’s Registration Statement #33-90524 on Form S-4 for the registrant.

99-1	Certification Pursuant To 18 U.S.C. Section 1350, As Enacted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

99-2	Certification Pursuant To 18 U.S.C. Section 1350, As Enacted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002