Form 10QSB
period 2003-06-30
VALRICO BANCORP INC
filed 2003-08-13
CIK 942789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ending June 30, 2003
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
Common Stock, no par value

(Title of Class)

As of June 30, 2003, there were 309,337 shares of common stock outstanding.

Transitional small business disclosure format (check one):
Yes ☐ No ☒

Part II
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,

	2003	2002

	(in thousands)
Assets
Cash and Non-Interest Bearing Deposits	$7,394	$9,083
Federal Funds Sold	6,551	4,157
Securities Available for Sale	26,767	21,133
Securities Held to Maturity	918	1,208
Loans, Net	80,285	74,402
Facilities, Net	2,863	2,906
Other Real Estate	303	—
Accrued Interest Receivable	645	540
Other Assets	2,004	1,531

Total Assets	$127,730	$114,960

Liabilities
Deposits
Demand Deposits	$26,572	$18,444
NOW Accounts	22,320	23,047
Money Market Accounts	8,421	7,833
Savings Accounts	17,324	14,358
Time Deposits, $100,000 and Over	10,344	10,778
Other Time Deposits	27,286	27,294

Total Deposits	112,267	101,754
Securities Sold Under the Agreement to Repurchase	907	222
Accounts Payable and Accrued Liabilities	1,482	674
Advances Under Line Of Credit	970	970
Notes Payable	2,928	2,967

Total Liabilities	118,554	106,587
Stockholder’s Equity
Common Stock, No Par Value, Authorized 1,000,000 Shares, Issued and Outstanding 309,337 for June 2003 and 308,737 for December 2002	309	309
Capital Surplus	2,645	2,625
Retained Earnings	5,703	5,070
Accumulated Other comprehensive Income	519	369

Total Stockholder’s Equity	9,176	8,373

Total Liabilities and Stockholder’s Equity	$127,730	$114,960

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Income

	3 months ending

	June 30,

	2003	2002

	(in thousands)
Interest Income
Interest and Fees on Loans	$1,403	$1,370
Interest on Investment Securities	265	258
Income on Federal Funds Sold	12	33

Total Interest Income	1,680	1,661

Interest Expense
Interest on Deposits	366	478
Interest on Long Term Debt	57	58

Total Interest Expense	423	536

Net Interest Income	1,257	1,125
Provision for Loan Losses	30	30

Net Interest Income After Provision for Loan Losses	1,227	1,095
Other Income
Service Charges on Deposit Accounts	223	248
Miscellaneous Income	44	58

Total Other Income	267	306

Other Expenses
Salaries and Employee Benefits	599	551
Occupancy Expense	85	272
Equipment Expense	62	73
Stationary, Printing and Supplies	119	(3)
Miscellaneous Expenses	151	277

Total Other Expenses	1,016	1,170

Income Before Taxes	478	231
Income Taxes	169	86

Net Income	309	145
Other Comprehensive Income
Unrealized Gains (Losses) on Securities	150	88

Comprehensive Income	$459	$233

Per Share Data:
Basic	308,804	306,018
Diluted	373,417	365,928
Earnings Per Share:
Basic	$1.00	$0.47
Diluted	$0.83	$0.40

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Income

	6 Months ending

	June 30,

	2003	2,002

	(in thousands)
Interest Income
Interest and Fees on Loans	$2,812	$2,730
Interest on Investment Securities	508	530
Income on Federal Funds Sold	33	56

Total Interest Income	3,353	3,316

Interest Expense
Interest on Deposits	761	1,031
Interest on Long Term Debt	112	116

Total Interest Expense	873	1,147

Net Interest Income	2,480	2,169
Provision for Loan Losses	60	60

Net Interest Income After Provision for Loan Losses	2,420	2,109
Other Income
Service Charges on Deposit Accounts	447	458
Miscellaneous Income	73	104

Total Other Income	520	562

Other Expenses
Salaries and Employee Benefits	1,154	1,090
Occupancy Expense	169	365
Equipment Expense	125	148
Stationary, Printing and Supplies	149	88
Miscellaneous Expenses	350	485

Total Other Expenses	1,947	2,176

Income Before Taxes	993	495
Income Taxes	360	175

Net Income	633	320
Other Comprehensive Income
Unrealized Gains (Losses) on Securities	150	129

Comprehensive Income	$783	$449

Per Share Data:
Basic	308,804	306,018
Diluted	373,417	365,928
Earnings Per Share:
Basic	$2.05	$1.05
Diluted	$1.70	$0.87

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Net
				Unrealized
				Holding	Total Stock
	Common	Capital	Retained	Gain on	Holders
	Stock	Surplus	Earnings	Securities	Equity

Balance, December 31, 2002	$309	$2,625	$5,070	$369	$8,373
Net Income	—	—	633	—	633
Stock Sale	—	20	—	—	20
Net unrealized holding gains on Securities	—	—	—	150	150

Balance, June 30, 2003	$309	$2,645	$5,703	$519	$9,176

Balance, December 31, 2001	$305	$2,526	$4,236	$67	$7,134
Net Income	—	—	320	—	320
Stock Sale	2	60	—	—	62
Net unrealized holding gains on Securities	—	—	—	129	129

Balance, March 31, 2002	$307	$2,586	$4,556	$196	$7,645

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ending June 30,

	2003	2002

	(in thousands)
Cash Flows from Operating Activities
Net Income	$633	$320
Adjustments to Reconcile net income to net Cash provided by (used in) operating activities:
Provision for Loan Losses	60	60
Depreciation and amortization	92	253
Net amortization (accretion) of investments Security premiums and discounts	106	29
(Increase) Decrease in assets:
Accrued Interest Receivable	(105)	112
Other Assets	(776)	67
Increase (Decrease) in liabilities:
Accounts payable and Accrued Liabilities	808	(3)

Net Cash provided by (used in ) operating Activities	818	838
Cash flows from investing activities
Securities available for sale:
Purchase of investment securities	(9,591)	(8,076)
Proceeds from maturities of investment securities	4,001	6,975
Securities to be Held to Maturity:
Proceeds from maturities of investment securities	290	159
(Increase) Decrease in Federal Funds Sold	(2,394)	(4,985)
Net (Increase) Decrease in Loans	(5,943)	227
Purchase of facilities	(49)	(13)
Proceeds from the sale of Other Real Estate	—	—

Net Cash provided by (used in) Investing Activities	(13,686)	(5,713)
Cash flows from financing activities:
Increase (Decrease) in deposits	10,513	6,909
Net increase (Decrease) in securities sold under agreement to Repurchase	685	83
Net increase (Decrease) in notes payable	(39)	(36)
Sale (redemption) of Common Stock	20	62

Net Cash Provided by (used by) financing activities	11,179	7,018

Net increase (decrease) in cash	(1,689)	2,143
Cash, beginning of period	9,083	6,417

Cash, ending of period	$7,394	$8,560

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Cash Flows (Cont)

	Six Months Ended,
	June 30,

	2003	2002

	(in thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$935	$1,463
Income taxes	$40	$59

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

Basic net income per share has been computed by dividing net income by the average number of common shares outstanding of 308,804 as of June 30, 2003, and 306,018 as of June 30, 2002. Diluted net income per share has been computed by dividing net income by the average number of common shares and common share equivalent outstanding of 373,417 as of June 30, 2003 and 365,928 as of June 30, 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company’s primary asset is its subsidiary bank, which is in its thirteenth year of operation. During the six months ended June 30, 2003, the Bank experienced a growth in deposits with an increase of $10,513,000 or 10.3%. Demand Deposit Accounts had the highest percentage of growth at 44.1%, or an increase of $8,128,000 in the six months ended June 30, 2003.

Loan growth increased $5,883,000 or 7.9% for the six months ended June 30, 2003. The allowance for credit losses at June 30, 2003 was at $1,1125,000 compared to 1,015,000 at December 31, 2002. The Bank had $7,000 in charge-offs and had recoveries in the amount of $57,000 during the six months ended June 30, 2003, and has loan classified as troubled in the amount of $19,000 as of June 30, 2003. A total of $60,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $54,000 and $455,000 at June 30, 2003 and 2002, respectively. Loans 90 days or more past due amounted to $0 and $0 at June 30, 2003 and 2002, respectively. There were restructured loans in the amount of $17,000 and $168,000 at June 30, 2003 and 2002, respectively. The table on the following page sets forth a summary of loan loss experience:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Analysis of the Allowance for Loan Losses

	June 30,

	2003	2002

	(in thousands)
Beginning Reserves	1,015	978
Charge offs:
Commercial	1	4
Commercial Real Estate	—	40
Consumer	6	16
Residential	—	—

Total Charge Offs	7	60
Recoveries
Commercial	41	—
Commercial Real Estate	—	—
Consumer	16	6
Residential	—	—

Total Recoveries	57	6

Net Charge offs	(50)	54
Provision for Loan Losses	60	60

Ending Reserves	1,125	984

Ratio Of Net Charge-Offs During The Period To Average Loans Outstanding During The Period	-0.06%	0.01%

Consolidated net income for the six months ending June 30, 2003 was $633,000 or $2.05 and $1.70 per share, basic and diluted respectively, which compares to $320,000 or $1.05 and $0.87 per share, basic and diluted respectively, for the same period in 2002. This represents an increase over the comparable period of $313,000.

Salaries and benefits represent 59.3% of non-interest expenses for the six months ended June 30, 2003, compared to 50.1% for the six months ended June 30, 2002. Salary expense for the six months ended June 30, 2003 increased 5.9% over the same period for 2002.

The Tier I capital ratio was 7.33% and Total Capital ratio was 9.38% at June 30, 2003. The tier I capital to total risk-weighted assets ratio was 9.37% and total risk based capital ratio was 10.56% at June 30, 2003.

DISCLOSURE OF EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 6. Exhibits and Reports on Form 8-K

All applicable exhibits required by item 601 of Regulation SB are furnished herewith.

No reports on Form 8-K were filed during the quarter ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

VALRICO BANCORP, INC.

August 14th, 2003	\s\ Bob Mclean

Bob Mclean President and Chief Executive Officer

August 14th, 2003	\s\ Jerry L. Ball

Jerry L. Ball Executive Vice President