Form 10QSB
period 2003-09-30
VALRICO BANCORP INC
filed 2003-11-10
CIK 942789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For quarterly period ending September 30, 2003
Commission File Number 000-26562

VALRICO BANCORP, INC.

(Exact name of registrant as specified in its Charter)

Florida

(State or other jurisdiction of incorporation or organization)

65-0553757

(I.R.S. employer Identification No.)

1815 East State Road 60, Valrico, Florida 33594

(Address of Principal executive offices and zip code)

(813) 689-1231

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Act:
Common Stock, no par value

(Title of Class)

As of September 30, 2003, there were 324,040 shares of common stock outstanding.

Transitional small business disclosure format (check one):
Yes ☐   No ☒

Consolidated Balance Sheets
Consolidated Statements Of Income
Consolidated Statements Of Income
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Consolidated Statements Of Cash Flows
Consolidated Finacial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II
Signatures
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

Valrico Bancorp, Inc.
And Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002

	(in thousands)
Assets
Cash and Non-Interest Bearing Deposits	$6,858	$9,083
Federal Funds Sold	3,908	4,157
Securities Available for Sale	25,213	21,133
Securities Held to Maturity	901	1,208
Loans, Net	82,440	74,402
Facilities, Net	3,096	2,906
Other Real Estate	303	—
Accrued Interest Receivable	561	540
Other Assets	1,760	1,531

Total Assets	$125,040	$114,960

Liabilities
Deposits
Demand Deposits	$23,550	$18,444
NOW Accounts	21,150	23,047
Money Market Accounts	9,352	7,833
Savings Accounts	20,282	14,358
Time Deposits, $100,000 and Over	9,797	10,778
Other Time Deposits	26,244	27,294

Total Deposits	110,375	101,754
Securities Sold Under the Agreement to Repurchase	330	222
Accounts Payable and Accrued Liabilities	1,176	672
Advances Under Line Of Credit	620	970
Notes Payable	2,908	2,967

Total Liabilities	115,409	106,585
Stockholder’s Equity
Common Stock, No Par Value, Authorized 1,000,000 Shares, Issued and Outstanding 324,040 for September 2003 and 308,737 for December 2002	324	309
Capital Surplus	3,005	2,625
Retained Earnings	6,071	5,072
Accumulated Other comprehensive Income	231	369

Total Stockholder’s Equity	9,631	8,375

Total Liabilities and Stockholder’s Equity	$125,040	$114,960

Valrico Bancorp, Inc.
And Subsidiary

Consolidated Statements Of Income

	Three Months Ending
	September 30,

	2003	2002

	(in thousands)
Interest Income
Interest and Fees on Loans	$1,492	$1,326
Interest on Investment Securities	220	279
Income on Federal Funds Sold	11	47

Total Interest Income	1,723	1,652

Interest Expense
Interest on Deposits	322	461
Interest on Long Term Debt	50	58

Total Interest Expense	372	519

Net Interest Income	1,351	1,133
Provision for Loan Losses	30	30

Net Interest Income After Provision for Loan Losses	1,321	1,103
Other Income
Service Charges on Deposit Accounts	241	235
Miscellaneous Income	110	140

Total Other Income	351	375

Other Expenses
Salaries and Employee Benefits	617	545
Occupancy Expense	107	93
Equipment Expense	64	75
Stationary, Printing and Supplies	79	41
Miscellaneous Expenses	222	303

Total Other Expenses	1,089	1,057

Income Before Taxes	583	421
Income Taxes	217	146

Net Income	$366	$275
Other Comprehensive Income
Unrealized Gains(Losses) on Securities	(138)	203

Comprehensive Income	$228	$478

Per Share Data:
Basic	312,613	306,492
Diluted	372,523	336,402
Earnings Per Share:
Basic	$1.17	$0.90
Diluted	$0.98	$0.82

Valrico Bancorp, Inc.
And Subsidiary

Consolidated Statements Of Income

	Nine Months Ending
	September 30,

	2003	2002

	(in thousands)
Interest Income
Interest and Fees on Loans	$4,304	$4,056
Interest on Investment Securities	728	809
Income on Federal Funds Sold	44	103

Total Interest Income	5,076	4,968

Interest Expense
Interest on Deposits	1,083	1,492
Interest on Long Term Debt	162	174

Total Interest Expense	1,245	1,666

Net Interest Income	3,831	3,302
Provision for Loan Losses	90	90

Net Interest Income After Provision for Loan Losses	3,741	3,212
Other Income
Service Charges on Deposit Accounts	688	693
Miscellaneous Income	183	244

Total Other Income	871	937

Other Expenses
Salaries and Employee Benefits	1,771	1,635
Occupancy Expense	276	458
Equipment Expense	189	223
Stationary, Printing and Supplies	228	129
Miscellaneous Expenses	572	788

Total Other Expenses	3,036	3,233

Income Before Taxes	1,576	916
Income Taxes	577	321

Net Income	$999	$595
Other Comprehensive Income
Unrealized Gains(Losses) on Securities	(138)	332

Comprehensive Income	$861	$927

Per Share Data:
Basic	312,613	306,492
Diluted	372,523	336,402
Earnings Per Share:
Basic	$3.20	$1.94
Diluted	$2.68	$1.77

VALRICO BANCORP, INC.
AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity

					Total Stock
	Common	Capital	Retained	Comprehensive	Holders
	Stock	Surplus	Earnings	Income	Equity

Balance, December 31, 2002	$309	$2,625	$5,072	$369	$8,375
Net Income	—	—	999	—	999
Stock Sale	15	380	—	—	395
Net Change In Comprehensive Income	—	—	—	(138)	(138)

Balance, September 30, 2003	$324	$3,005	$6,071	$231	$9,631

Balance, December 31, 2001	$305	$2,526	$4,236	$67	$7,134
Net Income	—	—	595	—	595
Stock Sale	2	60	—	—	62
Net Change In Comprehensive Income	—	—	—	332	332

Balance, September 30, 2002	$307	$2,586	$4,831	$399	$8,123

Valrico Bancorp, Inc.
And Subsidiary

Consolidated Statements Of Cash Flows

	Nine Months Ending
	September 30,

	2003	2002

	(in thousands)
Cash Flows from Operating Activities
Net Income	$999	$595
Adjustments to Reconcile net income to net
Cash provided by (used in) operating activities:
Provision for Loan Losses	90	90
Depreciation and amortization	132	303
Net amortization (accretion) of investments
Security premiums and discounts	201	(60)
(Increase) Decrease in assets:
Accrued Interest Receivable	(21)	97
Other Assets	(532)	1,227
Increase (Decrease) in liabilities:
Accounts payable and Accrued Liabilities	504	439

Net Cash provided by (used in) operating Activities	1,373	2,691
Cash flows from investing activities
Securities available for sale:
Purchase of investment securities	(17,697)	(12,309)
Proceeds from maturities of investment securities	13,278	9,092
Securities to be Held to Maturity:
Proceeds from maturities of investment securities	307	377
(Increase) Decrease in Federal Funds Sold	249	(4,168)
Net (Increase) Decrease in Loans	(8,128)	(2,743)
Purchase of facilities	(322)	(41)
Proceeds from the sale of Other Real Estate	—	—

Net Cash provided by (used in) Investing Activities	(12,313)	(9,792)
Cash flows from financing activities:
Increase (Decrease) in deposits	8,621	8,082
Net increase (Decrease) in securities sold under agreement to Repurchase	108	66
Net increase (Decrease)in notes payable	(409)	(54)
Sale (redemption) of Common Stock	395	62

Net Cash Provided by (used by) financing activities	8,715	8,156

Net increase (decrease) in cash	(2,225)	1,055
Cash, beginning of period	9,083	6,417

Cash, ending of period	$6,858	$7,472

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Cash Flows (Cont)

	Nine Months Ended,
	September 30,

	2003	2002

	(in thousands)
Supplemental Disclosures Of Cash Flow Information
Cash paid during the period for:
Interest	$1,296	$1,975
Income taxes	$298	$199

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

Basic net income per share has been computed by dividing net income by the average number of common shares outstanding of 312,613 as of September 30, 2003, and 306,283 as of September 30, 2002. Diluted net income per share has been computed by dividing net income by the average number of common shares and common share equivalent outstanding of 372,523 as of September 30, 2003 and 366,193 as of September 30, 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

The Company’s primary asset is its subsidiary bank, which is in its thirteenth year of operation. During the nine months ended September 30, 2003, the Bank experienced a growth in deposits with an increase of $8,621,000,000 or 8.5%. Savings Accounts had the highest percentage of growth at 41.3%, or an increase of $5,924,000 in the nine months ended September 30, 2003.

Loan growth increased $8,038,000 or 10.8% for the nine months ended September 30, 2003. The allowance for credit losses at September 30, 2003 was at $1,153,000 compared to 1,015,000 at December 31, 2002. The Bank had $9,000 in charge-offs and had recoveries in the amount of $57,000 during the nine months ended September 30, 2003, and has loan classified as troubled in the amount of $9,000 as of September 30, 2003. A total of $90,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $54,000 and $455,000 at September 30, 2003 and 2002, respectively. Loans 90 days or more past due amounted to $0 and $0 at September 30, 2003 and 2002, respectively. There were restructured loans in the amount of $16,000 and $600,000 at September 30, 2003 and 2002, respectively. The table on the following page sets forth a summary of loan loss experience:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Analysis of the Allowance for Loan Losses

	September 31,

	2003	2002

	(in thousands)
Beginning Reserves	$1,015	$978
Charge offs:
Commercial	1	4
Commercial Real Estate	—	40
Consumer	8	26
Residential	—	—

Total Charge Offs	9	70
Recoveries Commercial	41	—
Commercial Real Estate	—	—
Consumer	16	6
Residential	—	—

Total Recoveries	57	6

Net Charge offs	(48)	64
Provision for Loan Losses	90	90

Ending Reserves	$1,153	$1,004

Ratio of Net Charge-offs during the period to average loans outstanding during the period	-0.06%	0.09%

Consolidated net income for the nine months ending September 30, 2003 was $999,000 or $3.20 and $2.68 per share, basic and diluted respectively, which compares to $595,000 or $1.94 and $1.62 per share, basic and diluted respectively, for the same period in 2002. This represents an increase over the comparable period of $404,000.

Salaries and benefits represent 58.3% of non-interest expenses for the nine months ended September 30, 2003, compared to 50.6% for the nine months ended September 30, 2002. Salary expense for the nine months ended September 30, 2003 increased 8.3% over the same period for 2002

The Tier I capital ratio was 7.54% and Total Capital ratio was 8.47% at September 30, 2003. The tier I capital to total risk-weighted assets ratio was 9.94% and total risk based capital ratio was 10.94% at September 30, 2003.

Disclosure Of Evaluation Of Disclosure Controls And Procedures

Controls and Procedures.
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 6. Exhibits and Reports on Form 8-K

All applicable exhibits required by item 601 of Regulation SB are furnished herewith.

No reports on Form 8-K were filed during the quarter ended September 30, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

VALRICO BANCORP, INC

November 10th 2003	\s\ Bob Mclean

Bob Mclean President and Chief Executive Officer

November 10th 2003	\s\ Jerry L. Ball

Jerry L. Ball Executive Vice President