Form 10KSB
period 2003-12-31
VALRICO BANCORP INC
filed 2004-03-30
CIK 942789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-KSB
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Annual period ending December 31, 2003
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
Common Stock, no par value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer’s gross revenues for its most recent fiscal year were $8,029,000.

The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 15, 2004 was approximately $5,875,380 (which excludes 128,144 shares held by directors and executive officers). As of said date, the Issuer had 323,990 shares of Common Stock issued and outstanding.

Transitional small business disclosure format (check one):
Yes [  ] No [ x ]

Item 1. Business

General

Valrico Bancorp, Inc (the “Company”) is a one-bank holding company, which was a newly-formed corporation on May 31, 1995 with its principal place of business in Valrico, Florida. The Company subsequently acquired all of the outstanding common stock of Valrico State Bank (the “Bank”), a wholly-owned subsidiary. All shares held by the Bank’s shareholders were exchanged on a one-to-one basis for Company shares. The Company’s common stock, no par value, authorized 1,000,000 shares, had 323,990 shares outstanding as of December 31, 2003.

The Company derives substantially all of its income from dividends and a lease from the bank. The Bank and Company share the same board of directors, which is comprised of nine individuals. Those individuals are LeVaughn Amerson, Jerry L. Ball, C. Dennis Carlton, David A. Gee, Gregory L. Henderson, Douglas A. Holmberg, Charles E. Jennings, Jr., J.E. McLean, III, Justo Noriega, Jr..

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

Description of Business

The Company, through its subsidiary bank, conducts a general commercial banking business from its main office located at 1815 East State Road 60, Valrico, Florida 33594-3623 and its three branch facilities located at 102 West Robertson Street, Brandon, Florida 33511, 305 South Wheeler Street, Plant City, Florida 33566 and 10101 Bloomingdale Ave, Riverview, Florida 33569. The Company’s primary telephone number is (813) 689-1231. Valrico is a community located in the eastern portion of Hillsborough County, Florida, and is approximately 14 miles east of Tampa, Florida, which is located on the west coast of the state of Florida. While the Bank’s overall market area extends throughout Hillsborough County, it expects to draw most of its business from eastern Hillsborough County (the Brandon/Valrico/Dover/Plant City/Riverview area) and estimates that more than 75% of its business will come from customers whose businesses or residences are located in an area within a radius of approximately five miles of the Bank’s principle offices (the “Bank’s Assessment Area”). The Company, through its subsidiary bank, intends for the near future, to service (with few exceptions) only residents and businesses located in Hillsborough County, but may choose to accept some business from outside of Hillsborough County.

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

As of , the Bank has been in operation for fourteen and one-half years. Management believes that there is some seasonality in its deposit base due primarily to its agricultural relationships. The seasonality in these deposits, however, has not been substantial to impact the core base of deposits, therefore, management does not believe its deposit relationship is affected. In its lending portfolio, the Bank sees a greater affect on this seasonal business during the period from September to May reflecting larger outstandings in the agricultural portfolio.

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

Jim Redman Office

The Bank, after receiving regulatory approval, opened its third branch on June 23, 1997 as an in-store branch facility in the Wal-Mart Supercenter on Jim Redman Parkway in Plant City, Florida. The Bank leased the facilities at this site. We closed this office in late June of 2002.

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

Loans

The Bank originates a wide range of loans including, but not limited to, commercial and consumer loans, as well as loans secured by deposit accounts and other marketable collateral. As of , commercial and consumer loans accounted for approximately 85.3%and 7.8%, respectively, of the Bank’s loan portfolio. Loans are also made to enable borrowers to purchase, refinance, construct or improve residential or other real estate and usually are secured by mortgages on such real estate. As of , residential real estate mortgage loans accounted for approximately 6.9% of the Bank’s loan portfolio. All loans are made in compliance with applicable Federal and state regulations.

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

As of December 31, 2003, total deposits of the Bank were distributed among demand deposits (18.5%), savings and time deposits (52.3%) and NOW and money market deposits (29.2%). The Bank’s deposits are attracted primarily from individuals, professionals, small and medium size businesses and citrus and agricultural enterprises located predominantly in eastern Hillsborough County, Florida. As of December 31, 2003, approximately 28.9% of the Bank’s total deposits were from businesses and 71.1% were from individuals. Management of the Bank has no reason to believe that the loss of any one or a few of its deposit accounts would have a material adverse effect upon the operations of the Bank or erode its deposit base.

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

As of December 31, 2003, there were 13 commercial banks (including the Company’s subsidiary bank) with 33 offices and 1 savings and loan association with 3 offices; at least 10 credit unions; and various other financial entities as competitors in the Bank’s Assessment Area. The Company expects to receive substantial competition from most of these financial institutions.

The Bank is one of only four financial institutions, which have their headquarters in eastern Hillsborough County. The other financial institutions, being Sunshine State Savings and Loan, Hillsboro Bank in Plant City, and Platinum Bank in Brandon. All others are branches of institutions, which have their headquarters in other parts of Hillsborough County or elsewhere in Florida. Several of the institutions are actually owned by banks with headquarters outside the state of Florida.

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

Employees

As of December 31, 2003, the Bank employed 57 full-time employees, of which two were executive officers, and 6 part-time employees, of which one is a bank officer. The Bank’s employees are not represented by a collective bargaining group, and the Bank considers its relations with its employees to be excellent. The Bank also maintains training and educational programs designed to equip employees for positions of increasing responsibility in both management and operating positions. The Bank provides employees certain benefits customary in the banking industry, which includes major medical insurance, group term life insurance and normal vacation and sick leave. The Bank implemented a K-SOP plan in 1997.

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

Brandon Office

The Bank leases its Brandon branch office space pursuant to an agreement dated March 31, 1994 (the “Lease”) with J. “Bill” Noriega, Jr. (the “Lessor”). Mr. Noriega currently serves as a director of the Bank. This lease expired March 31, 2003 and was renewed with a new expiration date of March 31, 2006 at an annual rental of $42,000. The Bank has the option to renew the lease for three additional three-year terms at rentals to be negotiated at the time of the renewal.

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

Lease Expense

The aggregate lease expense paid by the Bank under these leases, excluding the Bank building lease, totaled $42,000 for the fiscal year ended .

ITEM 3. Legal Proceedings

As of the date of this Annual Report, the management of the Company has no knowledge of any material pending legal proceedings, including proceedings contemplated by governmental authorities, to which the Company and its subsidiary or any of its property is subject.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to votes of the stockholders of the Company during the last quarter of .

ITEM 5. Market For The Company’s Common Stock And Related Security Holder Matters

There is no trading market at the current time for the Common Stock of the Company, and it is not expected that a trading market will develop for shares of the Company’s Common Stock in the near future. The Company is aware of 9 sale transactions that occurred during fiscal year at prices ranging from $25.00 to $30.00 per share, exclusive of commissions. The Bank is also aware of 11 sale transactions that occurred during fiscal year 2002 at prices ranging from $23.00 to $25.00 per share, exclusive of commissions. As of , there were 473 holders of record of the Common Stock of the Company.

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

At the discretion of the Board of Directors of the Company and after careful review of certain factors, such as results of operations, capital requirements, regulatory restrictions, tax considerations and general economic conditions, the Board declared its first dividend in September 1993 at ten cents per share and paid said dividend on October 5, 1993. It likewise paid a similar dividend in 1994, 1995, 1996 and 1997. In 1998 and 1999, the dividend paid increased to twelve cents per share. In the years 2000 and forward, the company has paid a dividend of fourteen cents a share. The dividends were based on respective year earnings and paid on October 1 of each year.

ITEM 6. Selected Financial Data

The following table sets forth, in summary form, certain comparative financial data of the Company for a five year period encompassing the periods ended December 31, 1999, December 31, 2000, December 31, 2001, December 31, 2002 and December 31, 2003. This information should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Other Statistical Disclosure” and

the audited financial statements of the Company for the years ended December 31, 2001, 2002 and 2003, and related notes thereto included elsewhere herein.

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(in Thousands, except Per Share Data)
INCOME STATEMENT DATA
Interest income	$6,849	$6,661	$7,203	$7,255	$6,267
Interest expense	(1,598)	(2,157)	(3,208)	(2,880)	(2,522)

Net interest income	5,251	4,504	3,995	4,375	3,745
Provision for loan losses	(150)	(120)	(120)	(250)	(101)

Net interest income after provision for loan losses	5,101	4,384	3,875	4,125	3,644
Non-interest income	1,180	1,146	1,008	940	838
Non-interest expense	(4,152)	(4,266)	(3,768)	(3,693)	(3,519)

Income before income taxes	2,129	1,264	1,115	1,372	963
Income taxes	(690)	(387)	(371)	(438)	(324)

Net income	$1,439	$877	$744	$934	$639

PER SHARE DATA
Net income	$4.55	$2.86	$2.44	$3.09	$2.09
Cash dividends	0.14	0.14	0.14	0.14	0.12
Book value	31.84	27.12	23.41	20.71	17.42
Number of shares used in net Income-per-share calculations (1)	316,243	306,780	304,531	302,138	305,565
BALANCE SHEET DATA
Total assets	$122,882	$114,960	$105,600	$95,883	$84,366
Total investment securities	26,595	22,341	21,946	8,852	9,134
Total net loans (2)	84,892	74,402	66,798	66,826	62,385
Total deposits	106,840	101,754	93,169	83,925	73,733
Shareholders’ equity	10,069	8,373	7,134	6,312	5,251

(1)	Based on average shares outstanding during the period.

(2)	Net loans means total loans net of allowance for possible future loan losses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The purpose of this discussion is to focus on significant changes in the financial condition and results of the operations of the Company and it’s subsidiary during the past three years. This discussion and analysis is intended to supplement and highlight information contained in the accompanying financial statements and the selected financial data presented elsewhere in this report, and is based on the fiscal years of 2003, 2002, and 2001. The company’s fiscal year runs from January 1st through December 31st of each respective year.

Results of Operations

The company had a net income after taxes of $1,439,000, $877,000 and $744,000 during the years 2003, 2002, and 2001. This corresponds to per share amounts of $4.55, $2.86 and $2.44 during those three years respectively.

Net Interest Income

The bank had an increase of net interest income between the years 2003 and 2002 of $647,000 or 14.37%. The bank had an increase of 12.74% and 16.82% during the years 2002 and 2001 respectively. The net interest income for the three years respectfully was $5,251,000, $4,504,000 and $3,995,000. The net interest margin is a major component of the Bank’s earning capacity and is the difference or spread between interest income and interest expense. The spread is considered positive when the Interest income exceeds the Interest expense and negative when the expense exceeds the income, At the year ending December 31, 2003, the Bank had a positive spread of 4.24% as compared to 4.08% and 3.75% for 2002 and 2001 respectively. The Net Interest yield is calculated by taking the net interest income and dividing it by the average earning assets. During 2003, the Bank had a Net Interest Yield of 4.74% as compared to 2002 and 2001 yields of 4.51% and 4.22%. To the extent possible, the bank follows a strategy to insulate the Bank’s interest rate spread from adverse changes in interest rates by maintaining spreads through the adjustability of its earning assets and interest-bearing liabilities.

Net interest income is also affected by changes in interest rates earned and interest rates paid and by changes in the volume of interest earning assets and interest bearing liabilities. This relationship is expressed in Table I of this report. In 2003, the net interest income was $5,251,000, which is an increase of $647,000 from the previous year end of $4,504,000. The net interest income increase $509,000 over the 2001 year end amount of $3,995,000.

Interest Income

Interest income is derived from certain interest earning assets, commonly referred to as “earning assets”, and primarily consist of loans, federal funds sold, and investment securities. Federal funds sold are overnight funds, lent to other financial institutions through our correspondent bank, Independent Bankers Bank. The following tables reference these earning assets and their respective interest income for the year ending December 31, 2003 and 2002.

Interest Income Break Down
For Year Ending 2003
(All Dollars in Thousands)

Category (Average for Year)	Amount	Income	Rate	Pct. of Total Earning Assets
Loans (Before Reserve for Loan Losses)	$79,813	$5,822	7.29%	72.73%
Federal Funds Sold	3,888	48	1.23%	3.54%
Investment Securities	26,045	979	3.76%	23.73%

Total Earning Assets	$109,746	$6,849	6.24%	100.00%

Interest Income Break Down
For Year Ending 2002
(All Dollars in Thousands)

Category (Average for Year)	Amount	Income	Rate	Pct. of Total Earning Assets
Loans (Before Reserve for Loan Losses)	$69,705	$5,473	7.85%	69.81%
Federal Funds Sold	7,589	119	1.57%	7.60%
Investment Securities	22,557	1,069	4.74%	22.59%

Total Earning Assets	$99,851	$6,661	6.67%	100.00%

As can be seen by the Tables, there was a marked change in both rate and volume of Earning Assets between the years 2001 and 2002.

Loan Interest increased from $5,822,000 in 2003, up $349,000 or 6.38% from the $5,473,000 in 2002. That was a decrease of $459,000 or 7.74% from the $5,932,000 at year end 2001. Federal Funds Sold decreased $71,000 or 60.68% from the year end amount of $119,000 in 2002, the year ending 2002 saw a decreased $332,000 or 73.02% from the $441,000 at year end 2001. Investment securities realized a decrease of $90,000 with earnings of $979,000 at year end 2003. This decrease was 8.40% lower than the $1,069,000 earned at year end 2002. The $1,069,000 at year end 2002 was $239,000 or 28.80% higher than the $830,000 earned for year end 2001.

Interest Expense

Interest expense is derived from the interest bearing liabilities, which consists of Checking accounts, Now accounts, Savings Accounts, Money Market accounts, and Certificates of Deposits (“CDs”), Federal Funds Sold, Repurchase accounts and other borrowings. During the year 2003, Interest expense totaled $1,598,000, a decrease of $579,000 or 26.84% from the 2002 year end total of $2,157,000. This was a decrease of $1,051,000 or 32.71% from the 2001 year end total of $3,208,000. The following tables provide a break out of the two years ending 2003 and 2002 respectively.

Interest Expense Break Down
For Year Ending 2003
(All Dollars in Thousands)

Category (Avg for Year)	Amount	Expense	Rate	Pct. of Total Costing Liabilities
Transaction Accounts	$21,645	$81	0.37%	24.14%
Savings Accounts	26,791	236	0.88%	29.88%
Certificates of Deposit	37,068	1,065	2.87%	41.35%
Federal Funds Purchased	2,390	114	4.77%	2.67%
Other Borrowings	1,759	102	5.80%	1.96%

Total Costing Liabilities	$89,653	$1,598	1.78%	100.00%

Interest Expense Break Down
For Year Ending 2002
(All Dollars in Thousands)

Category (Avg for Year)	Amount	Expense	Rate	Pct. of Total Costing Liabilities
Transaction Accounts	$21,058	$183	0.87%	24.62%
Savings Accounts	21,129	313	1.48%	24.70%
Certificates of Deposit	39,018	1,430	3.66%	45.62%
Federal Funds Purchased	352	1	0.28%	0.41%
Other Borrowings	3,974	230	5.79%	4.65%

Total Costing Liabilities	$85,531	$2,157	2.52%	100.00%

Non Interest Expense

The Bank’s non-interest expenses for the fiscal year 2003 were $4,152,000 or approximately $346,000 average per month as compared to $4,266,000 or approximately $356,000 average per month for 2002. Non-interest expense for 2000 was $3,768,000 or approximately $314,000 average per month. The amount of $4,152,000 for 2003 consisted primarily of $2,444,000 in salaries and benefits, $362,000 of occupancy expense for all its offices, equipment expenses of $276,000 and $1,070,000 of other operating expenses. Other operating expenses primarily consisted of marketing expense, taxes (intangible and sales), insurance (FDIC, blanket bond and property), state assessments, professional fees (accounting, audit and legal), office supplies, postage and delivery, service fees and amortization of capitalized expenses.

Non Interest Income

The Bank’s non-interest income for fiscal year 2003 was $1,180,000. The sources reflected in non-interest income were from service charges on deposit accounts of $936,000 and non-deposit income of $244,000. This is an increase of $34,000 compared to the $1,146,000 of non-interest income reported for the twelve month period ended December 31, 2002.

Income Taxes

For 2003, net income before taxes was $2,129,000 and after taxes of $690,000, the net income was $1,439,000. See Note N of Notes to Consolidated Financial Statements. The Bank has adopted FAS109 for the accounting of Income Taxes.

Deposits

The bank experienced deposit growth during 2003, resulting in a net increase for the fiscal year of 5.0%, as compared to the previous two years of growth of 9.2% in 2002 and 11.0% in 2001. Being the primary source for the funding of investment and financing activities, thus the breakdown of deposits is of vital importance to the Bank and Management. As of the end of 2003, the Bank’s total deposits were $106,840,000, a $5,086,000 increase. Approximately 81.5% of the Bank’s deposits are in interest-bearing accounts at the end of the current fiscal year, which is typical in the Bank’s market area. Also note that included in interest-bearing accounts are the Bank’s now accounts, which are the only type of personal checking account offered by the Bank. Of this $22,570,000, only a small percentage maintains a sufficient minimum balance to earn interest. Non-Interest-bearing accounts made up 18.5% and NOW and Money Market Accounts were 29.2% of total deposits compared to 30.3% and 29.9% in the previous year respectively. In time deposits, the Bank held 52.3% in time deposits, which comprise savings accounts and Certificates of Deposits. This was an increase from the approximately 51.6% the year before.

FHLB

Effective August 15, 1995, the Federal Housing Finance Board approved Valrico State Bank’s membership to the Federal Home Loan Bank of Atlanta. Being a member offers alternative funding sources for the Bank.

Loans

Loans comprise the major asset of the Bank, as of December 31, 2003 the bank had $86,260,000 in Total Loans, the Table below breaks out the categories the bank tracks.

	December 31,
	2003		2002
	(in Thousands)
	Amount	Percent	Amount	Percent
Commercial and Industrial	$63,900	74.08%	$54,483	72.11%
Agricultural	9,717	11.26%	9,199	12.18%
Real estate	5,934	6.88%	8,107	10.73%
Installment and other loans	6,709	7.78%	3,766	4.98%

Total loans	$86,260	100.00%	$75,555	100.00%

Residential Real Estate

At the conclusion of the fiscal year 2003, residential (1-4 family) real estate loans totaled $5,934,000, an increase from the previous two years amounts of $8,107,000 and $5,420,000. The $5,934,000 at year-end represents approximately 6.88% of the total loans outstanding, and are increases from the 10.7% and 8.0%for the years ending 2002 and 2001 respectively. These real estate loans consist primarily of intermediate term loans secured by real estate and payable in periodic installments.

Consumer

Consumer loans consist of loans made to individuals and business for consumer purposes. These loans represented $6,709,000 or 7.8% of the total loan portfolio. In 2002 and 2001, these loans represented $3,766,000 and $7,363,000 or 5.0% and 10.9% of the total loan portfolio respectively.

Commercial and Industrial

The commercial and industrial loans comprised $63,900,000, $54,483,000 and $42,907,000 and as of December 31, 2003, 2002, and 2001 respectively. The commercial and industrial purpose loans include commercial real estate loans that are secured by anything other that farmland or farm equipment. The $63,900,000 at year-end represents approximately 74.1% of the total loans outstanding, an increase from the 72.1% and 63.2% for the years ending 2002 and 2001 respectively.

Agricultural

The commercial loans that have a purpose of agriculture or are secured by any farmland or equipment are classified as Agricultural. The agricultural loans for the same periods were $9,717,000, $9,199,000 and $12,170,000. The $9,717,000 at year-end represents approximately 11.3% of the total loans outstanding, a slight decrease from the 12.2 and 17.9% for the years ending 2002 and 2001 respectively.

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

The Bank charged to operations $150,000 for provision for loan losses in 2003 and $120,000 and $120,000, respectively, for 2002 and 2001. The amount of $150,000 was added to the beginning balance of $1,105,000 for the period ended December 31, 2001 for a total accumulated provision before net charge-offs for the period ended December 31, 2003 of $1,165,000. The Bank charged off loans during the fiscal year 2003 in the amount of $16,000 and reflected recoveries of $57,000 leaving a net balance in the allowance for loan losses for the period ended December 31, 2003 of $1,206,000, which was 1.40% of total loans outstanding of $86,260,000.

Non Accrual Loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or both, or when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgement of management, the loans are estimated to be fully collectible as to both principal and interest. At December 31, 2003 and December 31, 2002, the Bank’s loans designated as non-accrual totaled $0 and $535,000, respectively. The Bank has adopted FASB 114 for the accounting of non accural loans.

Impaired Loans

At December 31, 2003 and December 31, 2002, loans totaling $0 and $472,000, respectively, had been classified as impaired. The bank has adopted FAS114 for its accounting procedures dealing with Impaired Loans.

Investment Securities

The Bank’s investment portfolio at December 31, 2003 of $26,595,000(based on securities held available for sale marked to approximate fair market value) comprised approximately 23.32% of the Bank’s total earning assets, as compared to 22.59% at December 31, 2002. The investment securities are primarily concentrated in U. S. Treasury securities, obligations of other U. S. Government agencies, municipals and corporations. As of December 31, 2003, the Bank’s investment portfolio had 8.9% adjustable rate securities.

As of December 31, 2003, the Bank’s investment portfolio, consisted of $25,708,000 in AFS and $887,000, in HTM. The net effect to stockholders’ equity as of December 31, 2003 was a net gain in reserve for securities of $274,000.

The market value of securities fluctuates during the investment period and is determined on the basis of market quotations. The Bank reprices its securities on a monthly basis. The Bank invests in securities for interest income and liquidity.

The Bank adopted FASB 115 and FAS 130 for accounting of Investments.

Earning Assets

When calculating total earning assets, the amount of $1,184,000 and $1,104,000 as of December 31, 2003 and 2002 were added to total earning assets. This amount represents the cash surrender value of whole life insurance policies purchased primarily to fund a deferred benefit pension plan implemented in 1993 for officers of the Bank who qualified for the program.

Non Earning Assets

Non-interest earning assets accounted for approximately 8.3% of the Company’s total assets at December 31, 2003, a decrease from the approximately 12.2% at December 31, 2002. The total non-interest earning assets primarily consisted of cash and funds placed on deposit in accounts with other banks. Of the total $10,211,000 of non-interest earning assets, cash and non-interest bearing deposits totaled $5,788,000. Other significant non-interest earning assets consisted of fixed assets and interest receivable.

Capital

A good capital position, which is vital to the continued profitability of the Company, also promotes depositor and shareholder confidence and provides a solid foundation for the future growth of the Bank. The Bank has provided for its capital requirements through the retention of earnings. At December 31, 2003, the Bank’s Tier 1 capital position was 8.80% ($10,069,000 shareholders’ equity divided by total assets of $121,502,000) and the Bank’s Tier 2 capital was 9.28% determined by adding loan loss reserves of $1,206,000 to shareholders’ equity of $10,069,000 and dividing by total assets of $121,502,000). Total Tier 1 capital to total risk-weighted assets as of December 31, 2003 was 11.4% and total capital (Tier 2) to total risk-weighted assets was 10.1% compared to 9.6% and 10.8%, respectively, in 2002.

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

The interest rate sensitivity structure within the Bank’s balance sheet at December 31, 2003, indicated an Asset~Liability gap ratio of 93% when projecting out one year. In the near term, defined as 90 days, the Bank had an Asset~Liability gap ratio of 214%. This information represents a general indication of re-pricing characteristics over time; however, the sensitivity of certain deposit products may vary during extreme swings in interest rates. Since all interest rates and yields do not adjust at the same velocity, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income.

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

As of December 31, 2003, the Bank’s liquidity ratio was 30.3% derived by dividing net cash, short-term, and marketable assets of $32.4 million by net deposits of $106.8 million. The Bank’s dependency ratio as of December 31, 2003 was 11.3%. This ratio is determined by taking the Bank’s volatile liabilities (primarily Jumbo certificates) of $12.4 million less short-term investments of $0 million divided by adjusted total earning assets of $110.2 million. In 2002 and 2001, the Bank had maintained a liquidity ratio on an average of 20% to 35%. As noted in “Funding Sources” above, management of the Bank believes that the high concentration of time deposits is primarily due to customer relationships and not the attraction of the higher than market rates typically offered by certificates of deposits.

Regulatory Matters

On June 19, 2001, the Bank and the FDIC entered into a Memorandum of Understanding under which the Bank would institute a corrective action program to eliminate compliance problems at the Bank. Management believes that the Bank is in substantial compliance with the Memorandum.

Recently Adopted Financial Accounting Standards

There have been no new Financial Accounting Standards adopted over the past three years.

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

TABLES TO ITEM 6.

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

(Remainder of this page intentionally left blank)

Table I

Average Balances, Interest, and Yield/Rate
(Dollars in Thousands)

	2003			2002			2001
Assets:
Earning Assets:
Loans, Net of unearned income	79,651	5,768	7.24%	69,705	5,473	7.85%	67,511	5,932	8.79%
Investment Securities
Taxable	21,434	799	3.73%	18,379	877	4.77%	12,745	671	5.26%
Tax exempt	4,611	180	3.90%	4,178	192	4.60%	3,443	159	4.62%

Total Investments	26,045	979	3.76%	22,557	1,069	4.74%	16,188	830	5.13%
Federal Funds Sold	3,888	48	1.23%	7,589	119	1.56%	10,976	441	4.02%

Total Earning Assets	109,584	6,795	6.20%	99,851	6,661	6.67%	94,675	7,203	7.61%
Allowance for loan losses	-1,111			-1,015			(991)
Cash and Due From	7,744			7,750			6,636
Other Assets	6,344			3,694			6,277

Total Assets	122,561			110,280			106,597

Liabilities ans Shareholders Equity
Interest Bearing Liabilities
Deposits
NOW Accounts	21,645	81	0.37%	21,058	183	0.87%	20,383	306	1.50%
Money Market Accounts	9,003	72	0.80%	8,016	116	1.45%	6,764	167	2.47%
Savings Accounts	17,685	165	0.93%	13,113	197	1.50%	10,881	243	2.23%
Time $100,000 and over	10,294	340	3.30%	11,454	447	3.90%	12,935	751	5.81%
Other Time Deposits	26,774	726	2.71%	27,563	984	3.24%	27,270	1,470	5.39%

Total interest bearing deposits	85,401	1,384	1.62%	81,204	1,927	2.37%	78,233	2,937	3.75%
Securities sold under agreement to repurchase, Federal funds purchased and other borrowings	4,149	216	5.21%	4,159	230	5.53%	4,524	271	5.99%

Total interest bearing liabilities	89,550	1,600	1.79%	85,363	2,157	2.52%	82,757	3,208	3.88%
Demand Deposits (non interest-bearing)	22,748			16,217			15,591
Accrued expenses and other liabilities	1076			946			1,355

Shareholders’ equity	9,187			7,754			6,894

Total liabilities and shareholders’ equity	122,561			110,280			106,597

Net interest income/net interest spread		5,195	4.24%		4,504	4.08%		3,995	3.75%
Net yield on earning assets			4.74%			4.51%			4.22%

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

Table I Continued

Volume and Rate Analysis
(Dollars in Thousands)

	2003			2002
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans	781	(486)	295	190	(655)	(459)
Investment Securities	165	(255)	(90)	327	(88)	239
Other Earning Assets	(58)	(13)	(71)	(136)	(187)	(322)

Total	888	(754)	134	381	(930)	(542)
Interest Expense
Deposits	99	(641)	(543)	111	(1,121)	(1,010)
Borrowings	(1)	(13)	(14)	(22)	(19)	(41)

Total	98	(654)	(557)	89	(1,140)	(1,051)

Net Change	790	(100)	691	292	210	509

Interest Rate Sensitivity
(Dollars in Thousands)

		After Three	After One	After Three
	Within	Months but	Year but	Years but	After
	Three	Within One	Within Three	Within Five	Five
December 31, 2003	Months	Year	Years	Years but	Years
Assets
Loans	37,378	4991	21966	19215	2539
Short term investments	0	0	0	0	0
Securities	1633	3546	9138	4257	7590

Total interest sensitive assets (ISA)	39011	8537	31104	23472	10129
Liabilities
Interest bearing deposits	19,359	37769	24787	25013	0
Federal funds purchased	0	0	0	0	0
Long term borrowings	887	0	0	2000	0
Short term borrowings	2,315	0	0	0	0

Total interest sensitive liabilities (ISL)	22561	37769	24787	27013	0
Net position os ISA minus ISL	16450	-29232	6317	-3541	10129
Cumulative net position of ISA minus ISL	16450	-12782	-6465	-10006	123
Cumulative net position as a percent of total assets	13.39%	-10.40%	-5.26%	-8.14%	0.10%

Investment Portfolio
(amortized cost, in thousands)

December 31,	2003	2002	2001
Securities to be held-to-maturity
1. U.S. Treasury Securities	0	0	0
2. U.S. Government Agencies	0	0	0
3. Mortgage-backed securities	121	193	294
4. Municipal	766	1,015	1,288
5. Other	0	0	0

Subtotal	887	1,208	1,582
Securities available-for-sale
1. U.S. Treasury Securities	0	0	0
2. U.S. Government Agencies	535	1,503	6,002
3. Mortgage-backed securities	18,502	10,291	7,855
4. Municipal	3,876	3,027	3,027
5. Other	2,795	5,744	3,369

Subtotal	25,708	20,565	20,253

Total investment securities	26,595	21,773	21,835

Investment Securities Maturity Schedule
(Dollars in Thousands)
Maturity Schedule

		In 2003		In 2002		In 2001
		Amount	Yield	Amount	Yield	Amount	Yield
Security Type		Within One Year
1.	U.S. Treasury Securities	0	0.00%	0	0.00%	0	0.00%
2.	U.S. Government Agencies	0	0.00%	0	0.00%	500	6.05%
3.	Mortgage-backed securities	0	5.33%	36	5.33%	0	5.51%
4.	Municipal	0	0.00%	0	0.00%	275	4.60%
5.	Other	0	5.50%	501	5.50%	455	6.47%

	Totals	0		537		1,230

		In 2003		In 2002		In 2001
		Amount	Yield	Amount	Yield	Amount	Yield
Security Type		After One Year but Within Five Years
1.	U.S. Treasury Securities	0	0.00%	0	0.00%	0	0.00%
2.	U.S. Government Agencies	535	5.54%	1,503	5.54%	5,000	5.40%
3.	Mortgage-backed securities	371	3.81%	3,158	3.81%	127	6.19%
4.	Municipal	879	4.54%	608	4.54%	270	5.51%
5.	Other	1,371	5.80%	1,766	5.80%	1,538	6.03%

	Totals	3,156		7,035		6,935

		In 2003		In 2002		In 2001
		Amount	Yield	Amount	Yield	Amount	Yield
Security Type		After Five Years but Within Ten Years
1.	U.S. Treasury Securities	0	0.00%	0	0.00%	0	0.00%
2.	U.S. Government Agencies	0	0.00%	0	0.00%	502	4.00%
3.	Mortgage-backed securities	7,546	3.93%	4,774	3.93%	3,300	4.40%
4.	Municipal	3,519	4.56%	3,189	4.56%	3,526	4.75%
5.	Other	1,407	6.52%	1,010	6.52%	1,010	6.52%

	Totals	12,472		8,973		8,338

		In 2003		In 2002		In 2001
		Amount	Yield	Amount	Yield	Amount	Yield
Security Type		After 10 Years
1.	U.S. Treasury Securities	0	0.00%	0	0.00%	0	0.00%
2.	U.S. Government Agencies	0	0.00%	0	0.00%	0	0.00%
3.	Mortgage-backed securities	10,706	4.80%	4,580	4.80%	4,722	4.96%
4.	Municipal	244	5.50%	244	5.50%	244	5.50%
5.	Other	17	3.18%	25	3.18%	366	0.00%

	Totals	10,967		4,849		5,332

Table III

Loan Portfolio
(Dollars in Thousands)

	2003		2002		2001
		Percent		Percent		Percent
December 31,	Amount	of Total	Amount	of Total	Amount	of Total
Loan Type
1. Commercial	73,617	85.34%	63,682	84.29%	55,077	81.16%
2. Real Estate (1.4 family)	5,934	6.88%	8,107	10.73%	5,420	7.99%
3. Installment and other	6,709	7.78%	3,766	4.98%	7,363	10.85%

Total Loans	86,260	100.00%	75,555	100.00%	67,860	100.00%

Less: Unearned Income	(162)		(138)		(84)
Less: Allowance for loan losses	(1,206)		(1,015)		(978)

Total loans less allowance and unearned income	84,892		74,402		66,798

Selected Loan Maturity and Interest Rate Sensitivity Schedules
(Dollars in Thousands)

		2003	2002	2001
December 31,		Within One Year
1.	Commercial	26,200	22,691	15,016
2.	Real Estate (1.4 family)	1,071	1,790	907
3.	Installment and other	1,604	848	1,615

	Total	28,875	25,329	17,538

		After One Year but Within Five Years
1.	Commercial	44,055	37,806	35,965
2.	Real Estate (1.4 family)	4,568	5,674	4,045
3.	Installment and other	4,486	2,709	5,082

	Total	53,109	46,189	45,092

		After Five Years
1.	Commercial	3,362	3,185	4,098
2.	Real Estate (1.4 family)	295	643	468
3.	Installment and other	619	209	664

	Total	4,276	4,037	5,230

		86,260	75,555	67,860

Table III Continued

Rate Structure for Loans Maturing Over One Year
(Dollars in thousands)

		2003	With	2002	With	2001	With
		With Pre-	Floating	With Pre-	Floating	With Pre-	Floating
		determined	or	determined	or	determined	or
		Interest	Adjustable	Interest	Adjustable	Interest	Adjustable
		Rate	Rate	Rate	Rate	Rate	Rate
		Amount	Amount	Amount	Amount	Amount	Amount
1.	Commercial	34,962	12,455	28,945	12,046	31,437	8,625
2.	Real Estate (1.4 family)	4,863	0	6,317	0	4,513	0
3.	Installment and other	5,105	0	2,918	0	5,747	0

	Total	44,930	12,455	38,180	12,046	41,697	8,625

(Remainder of this page intentionally left blank)

Table IV

Summary of Loan Loss Experience

Year Ended December 31,	2003	2002	2001
Balance at beginning of Period	1,014,935	978,075	942,884
Charge-offs:
Commercial Loans	1,148	6,211	0
Commercial Mortgages Loans	0	39,828	0
Construction Loans	0	0	0
Residential Mortgage Loans	0	0	0
Consumer Loans	15,013	59,592	115,515

Total Charge-offs	16,161	105,631	115,515
Recoveries
Commercial Loans	40735	805	19,171
Commercial Mortgages Loans	0	0	0
Construction Loans	0	0	0
Residential Mortgage Loans	0	21,686	11,535
Consumer Loans	16446	0	0

Total Recoveries	57,181	22,491	30,706

Net Charge-offs less recoveries	-41,020	83,140	84,809
Additions charged to operations	150,000	120,000	120,000

Balance at end of period	1,205,955	1,014,935	978,075

Allocation of the allowance for loan losses

	2003		2002		2001
		Percent of Loans in		Percent of Loans in		Percent of Loans in
		Each Category to		Each Category to		Each Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Balance at end of period applicable to:
Commercial and agricultural	1,029,162	85.34%	855,488	84.29%	793,806	81.16%
Real estate	82,970	6.88%	108,903	10.73%	78,148	7.99%
Installment and Others	93,823	7.78%	50,544	4.98%	106,121	10.85%

	1,205,955	100.00%	1,014,935	100.00%	978,075	100.00%

Table V

Deposits
(Dollars in Thousands)

	2003		2002		2001
	Average	Average	Average	Average	Average	Average
Year Ended December 31,	Balance	Rate	Balance	Rate	Balance	Rate
Deposits:
Non-interest demand deposits	22,748	0.00%	16,217	0.00%	15,591	0.00%
Interest Bearing Deposits
NOW accounts	21,645	0.37%	21,058	0.87%	20,383	1.50%
Money market accounts	9,003	0.80%	8,016	1.45%	6,764	2.47%
Savings accounts	17,685	0.93%	13,113	1.50%	10,881	2.23%
Time, $100,000 and over	10,294	3.30%	11,454	3.90%	12,935	5.81%
Other time Deposits	26,774	2.71%	27,563	3.24%	27,270	5.39%

Total Interest bearing deposits	85,401	1.62%	81,204	2.37%	78,233	3.75%

Total Deposits	108,149		97,421		93,824

Maturities of Time Deposits over $100,000
(Dollars in Thousands)

	2003		2002		2001
		Other		Other		Other
	Certificates	Time	Certificates	Time	Certificates	Time
December 31,	of Deposits	Deposits	of Deposits	Deposits	of Deposits	Deposits
Three months or less	2,278	0	3,791	0	3,396	0
Three through six months	1,934	0	2,403	0	1,224	0
Six through twelve months	2,201	0	2,634	0	1,574	0
Over twelve Months	4,481	0	3,329	0	936	0

Total	10,894	0	11,337	0	7,130	0

Table VI

Return on Equity and Assets

December 31,	2003	2001	2000
Return on average assets	1.17%	0.80%	0.70%
Return on average common Equity	15.66%	11.31%	10.79%
Common dividend payout ratio	3.08%	5.42%	6.03%
Average equity to average assets ratio	7.50%	7.03%	6.47%

Leverage Ratio Calculations

December 31,	2003	2002	2001
Total average assets	122,561	110,280	106,597
Less intangibles	0	0	0
Total tangible average assets	122,561	110,280	106,597
Total common shareholders’ equity	10,069	8,373	7,134
Less intangibles	0	0	0
Total tangible period-end common shareholders’ equity	10,069	8,373	7,134
Leverage ratio	8.22%	7.59%	6.69%

Risk-based capital ratio
(Bank Only)

Tier I capital ratio	7.91	7.29	6.98
Total risk-based capital ratio	11.38	10.78	10.57

Item 7. Financial Statements

CONTENTS

Page
Independent Auditors’ Report	1
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Changes in Stockholders’ Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-20

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Stockholders
Valrico Bancorp, Inc. and Subsidiary
Valrico, Florida

We have audited the accompanying consolidated balance sheets of Valrico Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Valrico Bancorp, Inc. and Subsidiary at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Rex Meighen & Company, LLP
Certified Public Accountants

Tampa, Florida
January 23, 2004

VALRICO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	December 31,
	2003	2002
	(in thousands)
ASSETS
Cash and non-interest bearing accounts	$5,788	$9,083
Federal funds sold	—	4,157
Securities available-for-sale	25,708	21,133
Securities to be held-to-maturity	887	1,208
Loans, net	84,892	74,402
Facilities, net	3,089	2,906
Other real estate	303	—
Accrued interest receivable	558	540
Other assets	1,657	1,531

Total assets	$122,882	$114,960

LIABILITIES
Deposits:
Demand deposits	$19,758	$18,444
NOW accounts	22,570	23,047
Money market accounts	8,645	7,833
Savings accounts	20,551	14,358
Time deposits, $100,000 and over	9,736	10,778
Other time deposits	25,580	27,294

Total deposits	106,840	101,754
Federal funds purchased	1,500	—
Securities sold under agreement to repurchase	120	222
Accounts payable and accrued liabilities	771	674
Advances under line-of-credit	695	970
Notes payable	2,887	2,967

Total liabilities	112,813	106,587

Commitments and contingencies (Notes P and Q)
STOCKHOLDERS’ EQUITY
Common stock no par value, authorized 1,000,000 shares, issued and outstanding 323,990 shares for 2003; 308,737 for 2002	324	309
Capital surplus	3,004	2,625
Retained earnings	6,467	5,070
Accumulated other comprehensive income	274	369

Total stockholders’ equity	10,069	8,373

Total liabilities and stockholders’ equity	$122,882	$114,960

See Accompanying Notes to Consolidated Financial Statements

VALRICO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2003	2002	2001
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$5,822	$5,473	$5,932
Interest on investment securities:
U.S. Government agencies	606	662	483
State and municipal securities	180	193	159
Other	195	214	188
Income on federal funds sold	46	119	441

Total interest income	6,849	6,661	7,203

Interest Expense
Interest on deposits	1,383	1,926	2,937
Interest on short-term borrowings	27	36	72
Interest on long-term debt	188	195	199

Total interest expense	1,598	2,157	3,208

Net interest income	5,251	4,504	3,995
Provision for Loan Losses	150	120	120

Net interest income after provision for loan losses	5,101	4,384	3,875

Other Income
Service charges on deposit accounts	936	945	896
Miscellaneous income	244	201	112

Total other income	1,180	1,146	1,008

Other Expenses
Salaries and employee benefits	2,444	2,248	2,102
Occupancy expense	362	377	361
Equipment expenses	276	351	316
Stationery, printing and supplies	135	154	131
Miscellaneous expenses	935	1,136	858

Total other expenses	4,152	4,266	3,768

Income Before Income Taxes	2,129	1,264	1,115
Income Taxes	690	387	371

Net Income	1,439	877	744
Other Comprehensive Income
Unrealized gains (losses) on securities	(95)	302	109

Comprehensive Income	$1,344	$1,179	$853

Average Shares Outstanding
Basic	316,243	306,780	304,531
Diluted	380,856	366,909	364,441
Net Income Per Common Share
Basic	$4.55	$2.86	$2.44
Diluted	$3.78	$2.39	$2.04

See Accompanying Notes to Consolidated Financial Statements

VALRICO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common	Capital	Retained	Comprehensive	Stockholders’
	Stock	Surplus	Earnings	Income	Equity
	(in thousands)
Balance, December 31, 2000	$304	$2,515	$3,535	$(42)	$6,312
Net income for 2001			744		744
Other comprehensive income, net of tax:
Net change in net unrealized holding gains on securities				109	109
Stock issuance	1	11			12
Cash dividends			(43)		(43)

Balance, December 31, 2001	305	2,526	4,236	67	7,134
Net income for 2002			877		877
Other comprehensive income, net of tax:
Net change in net unrealized holding gains on securities				302	302
Stock issuance	4	99			103
Cash dividends			(43)		(43)

Balance, December 31, 2002	309	2,625	5,070	369	8,373
Net income for 2003			1,439		1,439
Other comprehensive income, net of tax:
Net change in net unrealized holding gains on securities				(95)	(95)
Stock issuance	15	379			394
Cash dividends			(42)		(42)

Balance, December 31, 2003	$324	$3,004	$6,467	$274	$10,069

See Accompanying Notes to Consolidated Financial Statements

VALRICO BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cash Flows from Operating Activities
Net income	$1,439	$877	$744
Adjustments to reconcile net income to cash provided by operating activities
Provision for loan loss	150	120	120
Depreciation and amortization	199	218	258
Net amortization (accretion) of investments security premiums and discounts	223	108	28
Deferred income tax	(57)	2	(25)
Loss on disposal of facilities		—	181
(Increase) decrease in current assets
Accrued interest receivable	(18)	92	(28)
Other assets	(26)	164	(182)
Increase (decrease) in current liabilities
Accounts payable and accrued liabilities	97	(305)	9

Net cash provided by operating activities	2,007	1,457	924

Cash Flows from Investing Activities
Securities available-for-sale:
Purchase of securities	(18,138)	(17,388)	(15,999)
Proceeds from maturities of securities	925	10,581	339
Proceeds from sale of securities	12,277	6,384	2,505
Held-to-maturity securities:
Proceeds from maturities of securities	321	377	142
Decrease (increase) in Federal funds sold	4,157	(512)	5,163
Net increase in loans	(10,943)	(7,724)	(1,171)
Purchase of facilities	(382)	(74)	(105)
Proceeds from sale of other real estate	—	1,079	—

Net cash used in investing activities	(11,783)	(7,277)	(9,126)

Cash Flows from Financing Activities
Net increase in deposits	5,086	8,585	9,244
Net decrease in securities sold under agreements to repurchase	(102)	(86)	(290)
Increase from Federal funds purchased	1,500	—	—
Principal payments on long-term debt	(355)	(73)	(68)
Proceeds from issuance of common stock	394	103	12
Cash dividends paid	(42)	(43)	(43)

Net cash provided by financing activities	6,481	8,486	8,855

Net Increase (Decrease) in Cash	(3,295)	2,666	653
Cash, Beginning of Year	9,083	6,417	5,764

Cash, End of Year	$5,788	$9,083	$6,417

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for interest	$1,512	$2,497	$3,111
Cash paid during the year for income taxes	$244	$354	$381
Non-cash Transactions
Transfers from loans to other real estate	$303	$—	$1,079

See Accompanying Notes to Consolidated Financial Statements

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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
DECEMBER 31, 2003

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

Other Real Estate:

Other real estate acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

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

Stock Options:

Outstanding stock options may be valued using either the intrinsic value method based on APB Opinion No. 25, Accounting for Stock Issued to Employees, or the fair value method based on SFAS No. 123, Accounting for Stock-Based Compensation, as amended. The Bank has elected to value its outstanding stock options using the intrinsic value method. Management believes that this method is predominately used in the banking industry.

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note A - Summary of Significant Accounting and Reporting Policies (Continued)

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

Advertising:

Advertising costs are charged to expense as incurred.

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

Reclassification of Accounts:

          Certain items in the consolidated financial statements for prior years have been reclassified to conform to classifications used in the current year.

Note B - Investment Securities

The amortized cost and estimated fair value of investment securities at December 31,2003,

		Gross	Gross	Estimate
	Amortize	Unrealize	Unrealize	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities available -for-
U.S. Government	$500	$35	$—	$535
State and	3,688	190	(2)	3,876
Mortgage-backed	18,453	112	(63)	18,502
Other	2,636	164	(5)	2,795

Total	$25,277	$501	$(70)	$25,708

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note B - Investment Securities (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities to be held-to-maturity:
Mortgage-backed securities	$121	$2	$—	$123
State and municipal	766	62	—	828

Total	$887	$64	$—	$951

     The amortized cost and estimated fair value of the investment securities at December 31, 2002 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Securities available-for-sale:
U.S. Government agencies	$1,503	$131	$—	$1,634
State and municipal	3,027	117	—	3,144
Mortgage-backed securities	12,354	149	—	12,503
Other	3,681	210	(39)	3,852

	$20,565	$607	$(39)	$21,133

Securities to be held-to-maturity:
Mortgage-backed securities	$193	$6	$—	$199
State and municipal	1,015	61	—	1,076

	$1,208	$67	$—	$1,275

The fair value of securities fluctuates during the investment period. No provision for loss has been made in connection with the decline of fair value below book value, because the securities are purchased for investment purposes and the decline is not deemed to be other than temporary. The estimated fair value of securities is determined on the basis of market quotations. Securities with amortized cost of approximately $571,700 and $619,000, and market values of approximately $608,600 and $672,000 were pledged to secure repurchase agreements and deposit accounts at December 31, 2003 and 2002, respectively.

The cost and estimated fair value of debt securities at December 31, 2003, by contractual maturities, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note B - Investment Securities (Continued)

	Securities		Securities
	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in one year or less	$—	$—	$—	$—
Due from one to five years	2,503	2,625	521	551
Due from five to ten years	11,893	12,160	—	—
Due after ten years	10,881	10,923	366	400

	$25,277	$25,708	$887	$951

Note C - Loans

The loan portfolio is classified as follows:

	December 31,
	2003	2002
	(in thousands)
Commercial and agricultural	$73,617	$63,682
Real estate	5,934	8,107
Installment and other loans	6,709	3,766

Total loans	86,260	75,555
Less, unearned income	(162)	(138)
Less, allowance for loan losses	(1,206)	(1,015)

	$84,892	$74,402

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Balance, beginning of year	$1,015	$978	$943
Provision charged to operating expenses	150	120	120
Loans charged-off	(16)	(106)	(116)
Recoveries	57	23	31

	$1,206	$1,015	$978

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note C – Loans (Continued)

Loans on which interest was not being accrued totaled $0 at December 31, 2003, and $535,000 at December 31, 2002. Had interest been accrued on these non-accrual loans at originally contracted rates, interest income (before income taxes) would have been increased by approximately $0 and $32,103 for December 31, 2003 and 2002, respectively.

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the agreement. At December 31, 2003 and 2002, the Bank had classified loans in the amounts of $0 and $472,000 as impaired loans, respectively. The allowance for loan losses includes amounts applicable to impaired loans. These allowances are not significant to the Bank’s financial statements.

Note D - Facilities

		Accumulated		Estimated
		Depreciation &	Net Book	Useful
	Cost	Amortization	Value	Lives
	(in thousands)
December 31, 2003
Land	$1,087	$—	$1,087	N/A
Building	2,130	369	1,761	39 years
Leasehold improvements	406	356	50	3-15 years
Furniture, fixtures and equipment	2,045	1,854	191	2-15 years

	$5,668	$2,579	$3,089

		Accumulated		Estimated
		Depreciation &	Net Book	Useful
	Cost	Amortization	Value	Lives
	(in thousands)
December 31, 2002
Land	$1,087	$—	$1,087	N/A
Building	1,831	300	1,531	39 years
Leasehold improvements	402	329	73	3-15 years
Furniture, fixtures and equipment	1,966	1,751	215	2-15 years

	$5,286	$2,380	$2,906

Other expenses for the years ended December 31, 2003, 2002, and 2001, included depreciation and amortization of facilities of $199,000, $218,000, and $258,000, respectively.

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note E – Time Deposits

At December 31, 2003, scheduled maturities (in thousands) of time deposits are as follows:

2004	$23,320
2005	4,135
2006	1,258
2007	2,848
2008 and thereafter	3,755

$35,316

Note F - Advances Under Line-of-Credit

The Company entered into an open end loan agreement with Independent Banker’s Bank of Florida which provides for maximum borrowings of $1,000,000 at the prime interest rate, less one percent. The security for the loan agreement consists of the Bank’s common stock and a security interest in other Company assets.

At December 31, 2003, the outstanding balance was $695,000. Interest expense was $27,000, $36,000 and $72,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note G - Notes Payable

Long-term debt consists of the following:

	December 31,
	2003	2002
	(in thousands)
Note payable to Independent Banker’s Bank of Florida, principal and interest of $13,000 payable monthly at 8.5% for the first year and adjustable each year based on the U.S. Treasury Note three-year index; due on January 14, 2012. Secured by real estate.	$887	$967
Note payable to the Federal Home Loan Bank of Atlanta, interest payable quarterly at 5.51%, principal due March 26, 2008. Collateralized by mortgage loans and Federal Home Loan Bank stock.	2,000	2,000

	2,887	2,967
Less current portion	(86)	(75)

	$2,801	$2,892

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note G - Notes Payable (Continued)

Estimated maturities (in thousands) on long-term debt are as follows:

2005	$93
2006	101
2007	110
2008	119
Thereafter	2,378

$2,801

Interest expense was $188,000, $195,000 and $199,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

At December 31, 1998 options for 59,910 shares had been granted with an exercise price of $16 per share. On December 14, 2002, options for 4,703 shares were granted with an exercise price of $26 per share. All outstanding options expire ten years after their grant date. In 2003, Mr. English exercised his 4,703 shares, no other options have been exercised. At December 31, 2003, options on 387 shares remain available for grant.

The Company accounts for these options using the intrinsic value method based on APB Opinion No 25. Under APB 25, no compensation expense is recognized in the accompanying financial statements because the exercise price of the stock options equals the market price of the underlying stock on the date of grant. If the Company had accounted for these options using the fair value method based on SFAS 123, the effect on these financial statements would not have been significant..

Note I - Employee Benefit Plans

The Bank has an Employee Stock Ownership Plan containing Internal Revenue Code Section 401(k) provisions. The Plan became effective January 1, 1997, and is for the benefit of employees who have completed six months of service and attained age 18. The Plan provides for three types of Company contributions:

(1)	Basic contributions - discretionary contribution made for all non-highly compensated participants in order to satisfy the non-discrimination requirements of the Internal Revenue Code.

(2)	Matching contributions - the Bank matches 25% of salary reduction contributions up to 6% of compensation.

(3)	Optional contributions - additional discretionary contribution made by the Bank allocated to the accounts of participants on the basis of total relative compensation.

Bank contributions to the Plan were $17,824 in 2003, $16,807 in 2002, and $15,284 in 2001.

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note J - Earnings per Share

The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective years ended:

	Year Ended December 31,
	2003	2002	2001
Net income (in thousands)	$1,439	$877	$744
Average shares outstanding:
Basic	316,243	306,780	304,531
Add: common stock equivalents	64,613	60,129	59,910

Diluted	380,856	366,909	364,441

Earnings per share
Basic	$4.55	$2.86	$2.44
Diluted	$3.78	$2.39	$2.04

Note K - Regulatory Capital Matters

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

As of December 31, 2003, the most recent notification from the FDIC, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To remain categorized as well-capitalized, it will have to maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note K - Regulatory Capital Matters (Continued)

					To Be Well-Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	≥Amount	≥Ratio	≥Amount	≥Ratio
	(dollars in thousands)
As of December 31, 2003:
Total risk-based capital (To risk-weighted assets)	$10,982	11.38%	$7,724	8.00%	$9,654	10.00%
Tier I capital (To risk-weighted assets)	$9,776	10.13%	$3,862	4.00%	$5,793	6.00%
Tier I capital (To adjusted total assets)	$9,776	7.91%	$4,941	4.00%	$6,176	5.00%
As of December 31, 2002:
Total risk-based capital (To risk-weighted assets)	$9,312	10.78%	$6,916	8.00%	$8,645	10.00%
Tier I capital (To risk-weighted assets)	$8,297	9.60%	$3,458	4.00%	$5,187	6.00%
Tier I capital (To adjusted total assets)	$8,297	7.29%	$4,552	4.00%	$5,690	5.00%

On June 19, 2001, the Bank and the FDIC entered into a Memorandum of Understanding under which the Bank would institute a corrective action program to eliminate compliance problems at the Bank. Management believes that the Bank is in substantial compliance with the Memorandum.

Note L - Operating Leases

The Bank leases one of its branch locations from a director of the Bank. This lease expires March 31,2006, and provides for annual rents of $42,000.

Note M - Deferred Compensation Agreements

The Bank entered into deferred compensation agreements with certain executive officers. The agreements provide for a flat annual retirement benefit at the time the employee participates in the agreement. The benefit may be increased by a cost of living adjustment annually and is to be paid for 15 years. Provisions under these agreements for 2003, 2002, and 2001 were $48,092, $50,568, and $36,318, respectively.

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note N - Other Expenses

Miscellaneous expenses were as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Advertising and public relations	$78	$91	$73
Professional fees	124	124	74
Postage	84	83	90
Taxes	19	28	49
Insurance	121	97	65
Other	509	713	507

	$935	$1,136	$858

Note O - Income Taxes

The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current income taxes:
Federal	$620	$320	$338
State	127	65	58

Total current income taxes	747	385	396
Deferred income taxes (credit)	(57)	2	(25)

Income tax provision	$690	$387	$371

The following is a reconciliation of the income tax computed at the Federal statutory rate of 34% and the income tax provision (benefit) shown on the statement of income:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Tax computed at Federal statutory rate	$724	$430	$379
Increase (decrease) resulting from:
Tax exempt income	(57)	(60)	(18)
State income tax, net of Federal tax benefit	75	45	38
Other	(52)	(28)	(28)

Income tax provision	$690	$387	$371

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note O - Income Taxes (Continued)

The components of the deferred income tax asset included in other assets are as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax liability
Federal	$(149)	$(183)
State	(17)	(31)

	(166)	(214)

Deferred tax asset
Federal	455	382
State	51	65

	506	447

Net deferred tax asset	$340	$233

The tax effects of each type of significant item that gave rise to deferred taxes are:

	December 31,
	2003	2002
	(in thousands)
Accumulated other comprehensive income	$(149)	$(198)
Accretion income	(17)	(18)
Depreciation	28	46
Allowance for loan losses	393	336
Deferred compensation	85	67

	$340	$233

Note P - Commitments and Contingencies

The financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters-of-credit. A summary of these commitments and contingent liabilities follows:

	December 31,
	2003	2002
	(in thousands)
Commitments to extend credit	$16,359	$12,865
Standby letters-of-credit	$1,232	$426

The Bank uses the same credit policies in making commitments to extend credit and in issuing standby letters-of-credit as it does for extensions of credit shown on the balance sheets.

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note P - Commitments and Contingencies (Continued)

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

Note Q - Concentrations of Credit

Substantially all of the Bank’s loans, commitments and standby letters-of-credit have been granted to customers in Hillsborough County, Florida. The concentrations of credit by type of loan are set forth in Note C. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters-of-credit were granted primarily to commercial borrowers.

At December 31, 2003, the Bank had approximately $1,218,000 in excess of FDIC deposit insurance in non-interest bearing accounts with other financial institutions.

Note R - Related Parties

Certain officers, directors, employees of the Bank, and certain corporations and individuals related to such persons have deposits and indebtedness, in the form of loans, as customers. The total of such deposits at December 31, 2003, was $2,975,000 . Total loans to such persons and their affiliates amounted to $4,097,113 and $4,957,970 at December 31, 2003 and 2002, respectively. During 2003, originations of related party loans totaled $12,756,716 and payments on related party loans totaled $13,617,573.

Note S - Disclosures about Fair Value of Financial Instruments

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

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note S - Disclosures about Fair Value of Financial Instruments (Continued)

Short-term Debt:

For short-term debt, including accounts and demand notes payable, the carrying amount is a reasonable estimate of fair value.

Long-term Debt:

The fair value of long-term debt is estimated by discounting the future cash flows using the current rates for similar debt.

The estimated fair values of the Bank’s financial instruments at December 31, 2003, are as follows:

	Carrying	Fair
	Amount	Value
	(in thousands)
Financial Assets
Cash and short-term investments	$5,788	$5,788
Investment securities	26,595	26,659
Loans	84,892	89,090
Financial Liabilities
Deposits	$106,840	$107,379
Accounts payable and accrued liabilities	771	771
Advances under line-of-credit	695	695
Short-term borrowing	1,620	1,620
Long-term debt	2,887	3,077

Note T - Parent Company Financial Information

Presented below are condensed financial statements for Valrico Bancorp, Inc. (parent only):

     Condensed Balance Sheets as of December 31:

	2003	2002
	(in thousands)
Assets
Cash	$89	$53
Investment in subsidiary bank, net	10,052	8,668
Facilities, net	1,526	1,530
Other assets	94	66

Total assets	$11,761	$10,317

VALRICO BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

Note T - Parent Company Financial Information (Continued)

	2003	2002
Liabilities and Stockholders’ Equity Liabilities:
Accrued liabilities	$112	$7
Line-of-credit	695	970
Note payable	887	967

Total liabilities	1,694	1,944
Stockholders’ equity	10,067	8,373

Total liabilities and stockholders’ equity	$11,761	$10,317

Condensed Statements of Operations and Stockholders’ Equity Year Ended December 31:

	2003	2002
	(in thousands)
Equity in net income of subsidiary bank:
Undistributed	$1,479	$874
Distributed	—	—
Rent income	204	204
Interest expense	(101)	(118)
Other expense	(143)	(83)

Net income	1,439	877
Stockholders’ Equity
Beginning of year	8,373	7,134
Dividends paid	(42)	(43)
Stock issuance	394	103
Net change in unrealized holding losses of securities in subsidiary bank	(95)	302

End of year	$10,069	$8,373

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. - Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Valrico Bancorp, Inc.’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Valrico Bancorp, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Valrico Bancorp, Inc.’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9. Directors And Principal Officers Of The Company

Directors of the Company

          The Company’s Board of Directors is presently composed of ten (9) members, each of whom stands for election each year at the annual meeting. The Bylaws of the Company provide that the Board of Directors shall consist of not less than five (5) members, with the number of directors to be fixed by the Board of Directors of the Company. The Board has fixed the number of Directors at nine. There are no arrangements or understandings between the Company and any director pursuant to which any such person will be elected. The Board of Directors, serving as a nominating committee of the whole, has nominated the persons set forth below, all of whom are current Directors, to stand for reelection. It is intended that the persons named in the proxies solicited by the Board of Directors will vote for the election of the nominees.

          The following table sets forth for each of the nominees for election as directors and executive officers, their name, age (as of March 31, 2004), positions and offices held with the Company, principal occupation(s) during the past five years and the year they first became a director or executive officer:

Principal Officers of the Company and its Subsidiary Bank

All principal officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board. There are no arrangements or understanding between the Company and any principal officer pursuant to which any such person was elected as a principal officer of the Company.

J. E. “Bob” McLean, III, 67, is Chairman of the Bank and Company and was elected President and CEO in May 1997 of the Company. Mr. McLean is the owner and President of J. E. McLean & Sons, a family business he took over in 1967. He is a citrus grower who also harvests and ships fruit. Prior to that, Mr. McLean was a banker at Marine Bank of Tampa and was employed with Tampa Electric for three and a half years. He is a third generation of Valrico, attending Brandon High School and the University of Florida for a couple of years. Mr. McLean served in the Army. He has served as Chairman of the Board of the Bank since its inception in 1989 and has served as Chairman of the Board for the Company since May 1995.

Jerry L. Ball, 51, The President and CEO of the Bank is also the Executive Vice President of the Company. In May 1997, Mr. Ball was promoted to his current position. In 1995, Mr. Ball was promoted to Executive Vice President. From 1989 to May 1995, Mr. Ball served in the position of Senior Vice President and Cashier. From 1980 to April 1989, Mr. Ball was an Assistant Vice President and Branch Manager for First Union National Bank of Florida. Mr. Ball attended King College and received a B.A. degree in Business and Economics. He is a graduate of the School of Banking at the University of Florida. Mr. Ball has over 23 years of banking experience.

Donald Weaver, 61, joined the Company and Bank in November 1995. He was hired as Senior Vice President of Commercial Loans of the Bank. In May 1997, he was promoted to Executive Vice President and Director of Commercial Loans and was elected to the position of Secretary to the Company. He has over 35 years in commercial banking, all within the Hillsborough County area. He attended Hillsborough Community College and has attended a number of banking schools. He has been a resident of the Brandon area for over 25 years.

Set forth below are the names and ages of the other principal officers of the Company’s subsidiary bank, giving their principal occupation and business experience of each such principal officer during the past six years. All of such information has been furnished by each such person.

Glenn J. Chasteen, 52, is currently serving as Senior Vice President-Consumer Loans. He has been the Bank’s installment lender since June 1989. From January 1987 to October 1988, Mr. Chasteen served as Senior Vice President of San Antonio Citizens Federal Credit Union. From February 1980 to January 1987, Mr. Chasteen served as Vice President-Consumer Lending with Sun Bank of Tampa Bay (formerly known as Brandon State Bank).

Carol Todd Johnson, 72, has served as Vice President and Business Development Officer of the Bank since June 1991. Mrs. Johnson serves in this position on a part-time basis and was promoted in 1995 to Vice President-Business Development. From 1972 to May 1991, Mrs. Johnson was Vice President of Business and Community Development Officer at the Brandon office of Barnett Bank.

Susan L. Radford, 46, is currently serving as a Vice President – Cashier/Compliance Officer. She was promoted to this position in July 2000. Ms. Radford has 24 years of banking experience, 15 years in bank operations.

Glenda C. Peacock, 64, is currently serving as a Vice President – Loan Officer/Branch Coordinator . She has been serving in this capacity since August 1, 2000. Prior to this, she served as a branch manager of our Brandon location since March 1994. Mrs. Peacock was hired by the Bank in August 1993 where she served as an AVP – Loan Officer.

Directors and Executive Officers on Code of Ethics.

In response to the requirements of the SEC regulations, the Company’s Board of Directors examined its corporate governance structure and made certain revisions and improvements. The Board of Directors meet with outside counsel to the Company and on March 2, 2004, adopted a revised charter for the Audit Committee. The revised charter is designed to help the committee function more efficiently and with greater independence from the Board of Directors, which was one of the primary goals in the adoption of the Sarbanes-Oxley Act of 2002. The members of the Audit Committees are currently and, under the terms of the charter, will continue to be, “independent” pursuant to standards adopted by NASDAQ. Further, the Board of Directors has determined that under the NASDAQ “independence” standards, a majority of the members of the Board of Directors is currently independent.

The Board of Directors also adopted a Code of Business Conduct and Ethics (the “Code”) on March 2, 2004. While Sarbanes-Oxley mandates the adoption of a code of ethics for the most senior executive officers of all public companies, the Code adopted by the Company’s Board of Directors is broader in the activities covered and applies to all officers, directors and employees of the Company and the Bank. The administration of the Code has been delegated to the Audit Committee of the Board of Directors, a committee comprised entirely of “independent directors.” The Code addresses topics such as compliance with laws and regulations, honest and ethical conduct, conflicts of interest, confidentiality and protection of Company assets, fair dealing and accurate and timely periodic reports, and also provides for enforcement mechanisms.

ITEM 10. Management Compensation And Transactions

Summary of Cash and Certain Other Compensation

          The following table provides certain summary information concerning compensation paid or accrued by the Company and/or it Subsidiaries, to or on behalf of the Company’s Chief Executive Officer for the fiscal year ended December 31, 2003, and to each other executive officer whose salary and bonus exceeded $100,000 in 2003.

SUMMARY COMPENSATION TABLE

				Long Term
		Annual Compensation		Compensation
		Salary $
		Includes all		Securities	All Other
Name and Position	Year	director fees	Bonus $	Underlying Options	Compensation [2]
J.E. “Bob” McLean III [1]	2003	21,150	0	0	0
Chairman, President	2002	10,350	0	0	0
and CEO of Company	2001	5,400	0	0	0
Jerry L. Ball	2003	122,938	24,528	0	14,836
President and CEO	2002	113,934	11,484	0	14,719
of Bank	2001	104,355	10,440	0	12,161
Donald M. Weaver	2003	98,251	18,396	0	31,454
Executive Vice	2002	92,813	8,874	0	31,359
President of Bank	2001	86,971	7,830	0	25,397

(1) Mr. McLean has served as President and CEO of the Company since 1997. He receives no additional compensation for serving in that capacity other than director fees comparable to all other directors.

(2) The amounts shown in this column for the most recent fiscal year were derived from the following figures: (1) contributions of the Company to its 401(k) Plan: Mr. Ball, $2,284 and Mr. Weaver, $1,719; and (2) accruals under the Salary Plan Continuation Agreement: Mr. Ball, $12,552, and Mr. Weaver, $29,735.

          The following table sets forth certain information with respect to stock options exercised during 2003 and outstanding stock options held by the named Executive Officers as of December 31, 2003:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Unexercised	Value of Unexercised
			Options	In-The-Money
			at Fiscal	Options
	Shares		Year-End	at Fiscal Year-End
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable
J.E. “Bob” McLean III	—	$-0-	7,489/0	104,846/0
Jerry L. Ball	—	$-0-	7,500/0	105,000/0
Donald M. Weaver	—	$-0-	6,000/0	84,000/0

Directors’ Compensation

          Directors are paid $300.00 for each Company/Bank Board meeting and $150.00 for each Board Committee meeting attended.

Stock Option Plan

          The Board of Directors of the Company adopted the Valrico Bancorp, Inc. 1998 Stock Option Plan (the “Plan”) effective December 15, 1998. A total of 65,000 shares of Common Stock of the Company have been reserved for issuance upon the exercise of options granted under the Plan, which is administered by the Board of Directors. All options are nonqualified stock options, meaning stock options that do not qualify under Section 422 of the Internal Revenue Code for the special tax treatment available for qualified, or “incentive”, stock options. Options covering 59,910 shares were granted in 1998 under the plan at an exercise price of $16.00 per share, the fair market value of the Company’s Common Stock on the date of the grant of the options. In 2002, 4,703 options were granted at $26.00 a share, which exceeds the fair value of said shares at the time of option. Options granted to directors under the Plan in 1998, replaced earlier granted options, which were surrendered, all of which had an exercise price of less than $16.00 per share. All options granted under the Plan are immediately exercisable and may be exercised for a period of ten (10) years from the date of grant. An option holder whose service terminates generally has from 90 days to two years after termination within which he may exercise options, depending on the reason for termination. An option holder whose service is terminated for cause forfeits all unexercised options. In 2003, Mr. English exercised his options at $16.00 per share with 4,703 shares for $75,248.00.

Officer Salary Continuation Plan

          The Officer Salary Continuation Plan was adopted on July 1, 1993. The Plan currently covers officers of the bank with extended service, including Jerry L. Ball. The Plan currently accrues $3,941.00 per month, paid for from the earnings on life insurance policies held on the officers. The amounts of the accruals have been actuarially determined. The vested award is paid upon termination of employment or retirement over 15 years.

Employee Benefit Plan

          The Company has a defined contribution plan called the Valrico Bancorp, Inc. Employee Stock Ownership Plan with 401K provisions for employees of the Company and its subsidiaries meeting certain length of employment requirements including executive officers, which was adopted on January 1, 1997. The Plan is an ESOP and 401K combination with the vested benefits varying by the amount of contribution on the part of the employee. The Company matches the employee contributions at $.25 per $1.00 of employee contributions with the employer matching contributions restricted to investment in the stock of the Company. The plan is administered in accordance with the Valrico Bancorp, Inc. Employee Stock Ownership Trust.

CERTAIN TRANSACTIONS

          There are no existing or proposed material transactions between the Company and Bank and any of the Company’s or Bank’s officers, directors, or the immediate family or associates of any of the forgoing persons, except as indicated below.

          Some of the directors of the Company and Bank, as well as the companies with which such directors are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of the Bank’s business, and the Bank expects to have such ordinary banking transactions with such persons in the future. In the opinion of management of the Bank, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectability or present other unfavorable features.

          The Bank expects to have in the future, banking transactions, in the ordinary course of its business with directors, officers, principal shareholders and their associates, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others and which do not involve more than the normal risk of collectability or present other unfavorable features.

          The Bank is party to a lease for its branch facility located at 102 West Robertson Street, Brandon Florida 33511. The lease is dated April 1, 1994 and is with Mr. Justo Noriega, Jr., who currently serves as a Director of the Company and Bank. The lease term expired on March 31, 2006. The Bank has exercised its option to renew the lease for another three years. The annual rental amount agreed upon remained the same at $42,000. The Bank has the option to renew the lease for two additional three-year terms at rental to be negotiated at the time of such renewal. The Bank believes that the rent paid on the property and other terms and conditions of such lease are comparable to that for like kind properties of similar quality in the area.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers and persons who own more than 10 percent of a registered class of the Company's equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by such regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of Section 16(a) reports furnished to the Company and representations that one other report was required to be filed, the Company believes that during 2002 all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with.

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners

          The only class of voting securities of the Company is its Common Stock, 323,990 shares of which were outstanding as of December 31, 2003. To the best knowledge of the Company, other than Messrs. Carlton, Henderson, Holmberg and Amerson (whose shareholdings are listed in “Security Ownership of Management” below), there are no other persons who own beneficially more than five percent (5%) of the Company’s Common Stock.

Security Ownership of Management

          The information set forth below as to the beneficial ownership of shares of Common Stock of the Company by each director of the Company, and by all directors and principal officers of the Company as a group, as of December 31, 2003 has been furnished by the respective persons.

	Amount and Nature
	of Beneficial
Name of Beneficial Owner	Ownership		Percent of Class
LeVaughn Amerson	33,703	(1)	10.40
Jerry L. Ball	8,000	(8)	2.47
C. Dennis Carlton	31,378	(2)	9.68
David A. Gee	4,803	(1)	1.48
Gregory L. Henderson	25,203	(3)	7.78
Douglas A. Holmberg	34,010	(4)	10.50
Charles E. Jennings, Jr.	12,469	(5)	3.85
J. E. “Bob” McLean, III	13,959	(6)	4.31
J. “Bill” Noriega, Jr.	12,229	(7)	3.77
Donald M. Weaver	6,300	(9)	1.94

All directors and principal officers as a group (10 persons)	182,054		56.19

1.	All of these shares are owned as joint tenant with this individual’s spouse. Includes 4703 shares subject to options which are presently exercisable.

2.	Includes 26,525 shares which Mr. Carlton owns individually and 50 shares each owned in trust for Mr. Carlton’s three children ( a total of 150 shares) of which Mr. Carlton is sole trustee. Includes 4703 shares subject to options which are presently exercisable.

3.	Includes 10,000 shares which Dr. Henderson owns individually, his wife, and 125 shares each owned by a trust set up for Dr. Henderson’s four (4) children (a total of 500 shares) of which Dr. Henderson is sole trustee and as to which Dr. Henderson disclaims beneficial ownership. Includes 4703 shares subject to options which are presently exercisable.

4.	Includes 29,207 shares which Mr. Holmberg owns individually. Also includes 100 shares which are owned by Mr. Holmberg’s wife, as to which shares Mr. Holmberg disclaims beneficial ownership. Includes 4703 shares subject to options which are presently exercisable.

5.	Includes 5,000 shares held in a Valrico State Bank Self-Directed Ira for the sole benefit of Mr. Jennings; 2,466 shares of which Mr. Jennings owns individually and 200 shares which Mr. Jennings owns as joint tenant with his wife. Also, includes 100 shares which Mr. Jennings’ wife owns as to which shares Mr. Jennings disclaims beneficial ownership. Includes 4703 shares subject to options which are presently exercisable.

6.	Includes 4,200 shares Mr. McLean owns as joint tenant with his wife and daughter and 1,170 shares owned by Mr. McLean in trust for his grandchildren for which Mr. McLean is sole trustee. Also includes 1,100 shares owned by Mr. McLean’s daughter, son-in-law, and wife as to which shares Mr. McLean disclaims beneficial ownership. Includes 7,489 shares subject to options which are presently exercisable.

7.	Includes 7,226 shares which Mr. Noriega owns individually and 100 shares each owned joint with three of Mr. Noriega’s children (a total of 300 shares). Includes 4703 shares subject to options which are presently exercisable.

8.	Includes 450 shares which Mr. Ball owns jointly with his spouse. Includes 7500 shares subject to options which are presently exercisable.

9.	Includes 100 shares which Mr. Weaver owns individually and 200 shares owned in joint with Mr. Weavers spouse. Includes 6000 shares subject to options which are presently exercisable.

ITEM 12. Certain Relationships And Related Transactions

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

ITEM 14. Principal Accountant Fees and Services

Information Concerning Independent Accountants

     Independent Auditors for the Year Ending December 31, 2003. The Company’s independent auditor for the fiscal year ended December 31, 2003 was Rex Meighen & Company, LLP. Rex Meighen & Company, LLP also has been selected as auditors for 2004 by the Audit Committee of the Board of Directors of the Company.

     Audit Fees. The aggregate fees billed or estimated to be billed for professional services rendered by Rex Meighen & Company, LLP for the years ended December 31, 2003 and 2002 were as follows:

	Year ended December 31,	Year ended December 31,
	2003	2002
Audit Fees	$31,960	$32,389
Tax Fees	$3,910	$7,067
All Other Fees	$30,737	$0
Total Fees	$66,607	$39,456

     “Audit Fees” include the fees paid to Rex Meighen & Company, LLP for the audit of the Company’s annual financial statements, and its review of financial statements included in the Company’s Forms 10-QSB and Form 10-KSB. “Tax Fees” include the fees paid for the preparation of the Company’s tax returns, as well as tax planning and compliance services. “All Other Fees” were related to board approved corporate planning expenses.

     Audit Committee Pre-Approval Policy. The Audit Committee pre-approves all fees related to the audit and to tax services. Any additional fees for services that were not preapproved are approved by the Audit Committee before payment. In 2002 and 2003, such fees totaled $30,737 and $0, respectively and were related to corporate planning advice provided to the Company.

     Auditor Independence. The Audit Committee of the Board believes that the non-audit services provided by Rex Meighen & Company, LLP are compatible with maintaining the auditor’s independence. None of the time devoted by Rex Meighen & Company, LLP on its engagement to audit the Company’s financial statements for the year ended December 31, 2003 is attributable to work performed by persons other than full-time, permanent employees of Rex Meighen & Company, LLP.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2003.

Exhibits

(3)(i)	Articles of Incorporation of the Company (a)

(3)(ii)	Bylaws of the Company (a)

(10)(a)	Lease - Valrico State Bank - Jim Redman Parkway Office (c)

(b)	Lease - Valrico State Bank - Brandon Office (b) (c)

(c)	Valrico State Bank Stock Option Plan (b) (c)

(d)	Valrico Bancorp Inc, Stock Option Plan (d)

(21)	Valrico State Bank (b)

(a)	Incorporated by reference to the Company’s Registration Statement #33-90524 on Form S-4 for the registrant.

(b)	Incorporated by reference to the Company’s December 31, 1995 Form 10-K.

(c)	Incorporated by reference to the Company’s December 31, 1997 Form 10-K

(d)	Incorporated by reference to the Company’s December 31, 1998 Form 10-K

31.1	Certifications

31.2	Certifications

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Enacted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Enacted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

By: /s/ Bob McLean	By: /s/ Jerry L. Ball
Bob McLean, President & CEO	Jerry L. Ball, Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 28, 2004.

Signatures	Titles
/s/ J. E. “Bob” McLean, III	President and Chief Executive Officer
J. E. “Bob” McLean, III

/s/ Jerry L. Ball	Executive Vice President and Director
Jerry L. Ball

/s/ C. Dennis Carlton	Director
C. Dennis Carlton

/s/ H. Leroy English	Director
H. Leroy English

/s/ Gregory L. Henderson	Director
Gregory L. Henderson

/s/ Douglas A. Holmberg	Director
Douglas A. Holmberg

/s/ Charles E. Jennings, Jr.	Director
Charles E. Jennings, Jr.

/s/ J. “Bill” Noriega, Jr.	Director
J. “Bill” Noriega, Jr.

/s/LeVaughn Amerson	Director
LeVaughn Amerson