Form 10QSB
period 2004-03-31
VALRICO BANCORP INC
filed 2004-05-14
CIK 942789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ending March 31, 2004
Commission File Number 000-26562

VALRICO BANCORP, INC.

(Exact name of registrant as specified in its Charter)

Florida

(State or other jurisdiction of incorporation or organization)

65-0553757

(I.R.S. employer Identification No.)

1815 East State Road 60, Valrico, Florida 33594

(Address of Principal executive offices and zip code)

(813) 689-1231

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each Class	Name of each exchange which registered
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, no par value

(Title of Class)

As of March 31, 2004, there were 323,990 shares of common stock outstanding.

Transitional small business disclosure format (check one):

Yes     No  x

Consolidated Balance Sheets
Consolidated Statements Of Income
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Consolidated Statements Of Cash Flows
Notes to Consolidated Financial Statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Of Evaluation Of Disclosure Controls And Procedures
Part II
Item 6. Exhibits and Reports on Form 8-K
Signatures
EX-31.1 302 Certification of CEO
EX-31.2 302 Certification of CFO
EX-32.1 906 Certification of CEO
EX-32.2 906 Certification of CFO

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,

	2004	2003
	(in thousands)
Assets
Cash and Non-Interest Bearing Deposits	$8,375	$5,788
Federal Funds Sold	—	—
Securities Available for Sale	25,451	25,708
Securities Held to Maturity	879	887
Loans, Net	87,914	84,892
Facilities, Net	3,100	3,089
Other Real Estate	303	303
Accrued Interest Receivable	578	558
Other Assets	2,446	1,657

Total Assets	$129,046	$122,882

Liabilities
Deposits
Demand Deposits	$26,859	$19,758
NOW Accounts	21,660	22,570
Money Market Accounts	8,160	8,645
Savings Accounts	19,732	20,551
Time Deposits, $100,000 and Over	8,965	9,736
Other Time Deposits	24,842	25,580

Total Deposits	110,218	106,840

Securities Sold Under the Agreement to Repurchase	766	1,620
Accounts Payable and Accrued Liabilities	1,382	772
Advances Under Line Of Credit	3,195	695
Notes Payable	2,866	2,887

Total Liabilities	118,427	112,814

Stockholder’s Equity
Common Stock, No Par Value, Authorized 1,000,000 Shares, Issued and Outstanding 323,990 for March 2004 and 323,990 for December 2003	324	324
Capital Surplus	3,004	3,004
Retained Earnings	6,868	6,466
Accumulated Other Comprehensive Income	423	274

Total Stockholder’s Equity	10,619	10,068

Total Liabilities and Stockholder’s Equity	$129,046	$122,882

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Income

	3-Months Ended March 31,
	2004	2003
	(in thousands)
Interest Income
Interest and Fees on Loans	$1,522	$1,409
Interest on Investment Securities	262	243
Income on Federal Funds Sold	—	21

Total Interest Income	1,784	1,673

Interest Expense
Interest on Deposits	272	395
Interest on Term Debt	54	55

Total Interest Expense	326	450

Net Interest Income	1,458	1,223
Provision for Loan Losses	30	30

Net Interest Income After Provision for Loan Losses	1,428	1,193

Other Income
Service Charges on Deposit Accounts	210	224
Miscellaneous Income	52	29

Total Other Income	262	253

Other Expenses
Salaries and Employee Benefits	628	555
Occupancy Expense	92	84
Equipment Expense	63	63
Stationary, Printing and Supplies	26	30
Miscellaneous Expenses	252	199

Total Other Expenses	1,061	931

Income Before Taxes	629	515
Income Taxes	227	191

Net Income	402	324
Other Comprehensive Income
Unrealized Gains(Losses) on Securities	149	-0-

Comprehensive Income	$551	$324

Per Share Data:
Basic	323,990	308,537
Diluted	383,900	373,150
Earnings Per Share:
Basic	$1.24	$1.05
Diluted	$1.05	$0.87

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common	Capital	Retained	Comprehensive	Total Stock
	Stock	Surplus	Earnings	Income	Holders Equity
Balance, December 31, 2003	$324	$3,004	$6,466	$274	$10,068
Net Income	—	—	402	—	402
Stock Redemption	—	—	—	—	—
Net Change In Comprehensive Income	—	—	—	149	149

Balance, March 31, 2004	$324	$3,004	$6,868	$423	$10,619

Balance, December 31, 2002	$309	$2,625	$5,070	$369	$8,373
Net Income	—	—	324	—	324
Stock Redemption	(1)	(9)	—	—	(10)
Net Change In Comprehensive Income	—	—	—	—	—

Balance, March 31, 2003	$308	$2,616	$5,394	$369	$8,687

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Cash Flows

	3 Months Ended March 31,
	2004	2003
	(in thousands)
Cash Flows from Operating Activities
Net Income	$402	$324
Adjustments to Reconcile net income to net
Cash provided by (used in) operating activities:
Provision for Loan Losses	30	30
Depreciation and amortization	47	50
Net amortization (accretion) of investments Security premiums and discounts	29	44
(Increase) Decrease in assets:
Accrued Interest Receivable	(20)	(57)
Other Assets	(789)	(347)
Increase (Decrease) in liabilities:
Accounts payable and Accrued Liabilities	610	605

Net Cash provided by (used in ) operating Activities	309	449
Cash flows from investing activities
Securities available for sale:
Purchase of investment securities	(3,037)	(4,615)
Proceeds from maturities of investment securities	3,414	1,357
Securities to be Held to Maturity:
Proceeds from maturities of investment securities	8	19
(Increase) Decrease in Federal Funds Sold	—	(3,180)
Net (Increase) Decrease in Loans	(3,052)	(2,160)
Purchase of facilities	(58)	(30)
Proceeds from the sale of Other Real Estate	—	—

Net Cash provided by (used in) Investing Activities	(2,725)	(8,609)
Cash flows from financing activities:
Increase (Decrease) in deposits	3,378	8,204
Net increase (Decrease) in securities sold under agreement to
Repurchase	(854)	496
Net increase (Decrease) in notes payable	2,479	(18)
Sale (redemption) of Common Stock	—	(10)

Net Cash Provided by (used by) financing activities	5,003	8,672

Net increase (decrease) in cash	2,587	518
Cash, beginning of period	5,788	9,088

Cash, ending of period	$8,375	$9,595

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	378	500
Income taxes	120	15

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

Basic net income per share has been computed by dividing net income by the average number of common shares outstanding of 323,990 as of March 31, 2004, and 308,537 as of March 31, 2003. Diluted net income per share has been computed by dividing net income by the average number of common shares and common share equivalent outstanding of 383,900 as of March 31, 2004 and 373,150 as of March 31, 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

The Company’s primary asset is its subsidiary bank, which is in its fourteenth year of operation. During the three months ended March 31, 2004, the Bank experienced a growth in deposits with an increase of $3,378,000 or 3.2%. Demand Accounts had the highest percentage of growth at 35.9%, or an increase of $7,101,000 in the three months ended March 31, 2004.

Loan growth increased $3,022,000 or 3.6% for the three months ended March 31, 2004. The allowance for credit losses at March 31, 2004 was at $1,250,000 compared to 1,206,000 at December 31, 2003. The Bank had $2,000 in charge-offs and had recoveries in the amount of $16,000 during the three months ended March 31, 2004, and has loan classified as troubled in the amount of $0 as of March 31, 2004. A total of $30,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $0 and $357,000 at March 31, 2004 and 2003, respectively. Loans 90 days or more past due amounted to $0 and $83,000 at March 31, 2004 and 2003, respectively. There were restructured loans in the amount of $67,000 and $19,000 at March 31, 2004 and 2003, respectively. The table on the following page sets forth a summary of loan loss experience:

Management’s Discussion and Analysis of Financial Condition and Results of
Operations (Cont.)

Analysis of the Allowance for Loan Losses

	3 Months Ended March 31,
	2004	2003
	(in thousands)
Beginning Reserves	1,206	1,015
Charge offs:
Commercial	—	1
Commercial Real Estate	—	—
Consumer	2	—
Residential	—	—

Total Charge Offs	2	1
Recoveries
Commercial	10	1
Commercial Real Estate	—
Consumer	6	16
Residential	—

Total Recoveries	16	17

Net Charge offs	(14)	(16)
Provision for Loan Losses	30	30

Ending Reserves	1,250	1,061

Ratio of Net Charge-offs During Period to Average Loans Outstanding During the Period	–.02%	–.02%

Consolidated net income for the three months ending March 31, 2004 was $402,000 or $1.24 and $1.05 per share, basic and diluted respectively, which compares to $324,000 or $1.05 and $0.87 per share, basic and diluted respectively, for the same period in 2003. This represents an increase over the comparable period of $78,000.

Salaries and benefits represent 59.2% of non-interest expenses for the three months ended March 31, 2004, compared to 59.6% for the three months ended March 31, 2004. Salary expense for the three months ended March 31, 2004 increased 13.2% over the same period for 2003.

The Tier I capital ratio was 8.20% and Total Capital ratio was 9.21% at March 31, 2004. The tier I capital to total risk-weighted assets ratio was 10.18% and total risk based capital ratio was 11.43% at March 31, 2004.

Disclosure Of Evaluation Of Disclosure Controls And Procedures

Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 6. Exhibits and Reports on Form 8-K

All applicable exhibits required by item 601 of Regulation SB are furnished herewith.

No reports on Form 8-K were filed during the quarter ended March 31, 2004.

Item 703. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

(a)	In the following tabular format, provide the information specified in paragraph (b) of this Item with respect to any purchase made by or on behalf of the issuer or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of this chapter, of shares or other units of any class of the issuer’s equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units)
	(a) Total Number of	(b)	of Publicly	that May Yet Be
	Shares (or Units)	Average Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share (or Unit)	Programs	Plans or Programs
January 2004	0	0	0	0
February 2004	0	0	0	0
March 2004	0	0	0	0
Total	0	0	0	0

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

May 14 th 2004	VALRICO BANCORP, INC. \s\ Bob Mclean Bob Mclean President and Chief Executive Officer

May 14 th 2004	\s\ Jerry L. Ball Jerry L. Ball Executive Vice President