Form 10QSB
period 2004-06-30
VALRICO BANCORP INC
filed 2004-08-16
CIK 942789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ending June 30, 2004
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
Common Stock, no par value

(Title of Class)

As of June 30, 2004, there were 325,100 shares of common stock outstanding.

Transitional small business disclosure format (check one):

Yes ☐ No ☒

Part II
Item 6. Exhibits and Reports on Form 8-K
Item 703. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
Signatures
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(in thousands)
Assets
Cash and Non-Interest Bearing Deposits	7,521	5,788
Federal Funds Sold	—	—
Securities Available for Sale	23,745	25,708
Securities Held to Maturity	871	887
Loans, Net	90,171	84,892
Facilities, Net	3,084	3,089
Other Real Estate	303	303
Accrued Interest Receivable	542	558
Other Assets	2,519	1,657

Total Assets	128,756	122,882

Liabilities
Deposits Demand Deposits	24,779	19,758
NOW Accounts	24,207	22,570
Money Market Accounts	7,092	8,645
Savings Accounts	20,442	20,551
Time Deposits, $100,000 and Over	8,780	9,736
Other Time Deposits	24,454	25,580

Total Deposits	109,754	106,840
Securities Sold Under the Agreement to Repurchase	501	1,620
Accounts Payable and Accrued Liabilites	962	772
Advances Under Line Of Credit	2,500	695
Notes Payable	4,500	2,887

Total Liabilities	118,217	112,814
Stockholder’s Equity
Common Stock, No Par Value, Authorized 1,000,000 Shares, Issued and Outstanding 323,990 for March 2004 and 323,990 for December 2003	325	324
Capital Surplus	3,052	3,004
Retained Earnings	7,236	6,466
Accumulated Other comprehensive Income	(74)	274

Total Stockholder’s Equity	10,539	10,068

Total Liabilities and Stockholder’s Equity	128,756	122,882

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Income

	6 Months Ended
	June 30,
	2004	2003
	(in thousands,
	except for per share data)
Interest Income
Interest and Fees on Loans	3,074	2,812
Interest on Investment Securities	512	508
Income on Federal Funds Sold	2	33

Total Interest Income	3,588	3,353

Interest Expense
Interest on Deposits	538	761
Interest on Term Debt	106	112

Total Interest Expense	644	873

Net Interest Income	2,944	2,480
Provision for Loan Losses	60	60

Net Interest Income After Provision for Loan Losses	2,884	2,420
Other Income
Service Charges on Deposit Accounts	432	447
Miscellaneous Income	84	73

Total Other Income	516	520

Other Expenses
Salaries and Employee Benefits	1,270	1,154
Occupancy Expense	181	169
Equipment Expense	125	125
Stationary, Printing and Supplies	49	149
Miscellaneous Expenses	537	350

Total Other Expenses	2,162	1,947

Income Before Taxes	1,238	993
Income Taxes	468	360

Net Income	770	633
Other Comprehensive Income
Unrealized Gains(Losses) on Securities	(348)	274

Comprehensive Income	422	907

Average Shares Outstanding:
Basic	324,570	308,804
Diluted	384,480	373,417
Earnings Per Share:
Basic	2.37	2.05
Diluted	2.00	1.70

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Income

	3 Months Ended
	June 30,
	2004	2003
	(in thousands,
	except for per share data)
Interest Income
Interest and Fees on Loans	1,552	1,403
Interest on Investment Securities	250	265
Income on Federal Funds Sold	2	12

Total Interest Income	1,804	1,680

Interest Expense
Interest on Deposits	266	366
Interest on Term Debt	52	57

Total Interest Expense	318	423

Net Interest Income	1,486	1,257
Provision for Loan Losses	30	30

Net Interest Income After Provision for Loan Losses	1,456	1,227
Other Income
Service Charges on Deposit Accounts	222	223
Miscellaneous Income	32	44

Total Other Income	254	267

Other Expenses
Salaries and Employee Benefits	642	599
Occupancy Expense	89	85
Equipment Expense	62	62
Stationary, Printing and Supplies	23	119
Miscellaneous Expenses	285	151

Total Other Expenses	1,101	1,016

Income Before Taxes	609	478
Income Taxes	241	169

Net Income	368	309
Other Comprehensive Income
Unrealized Gains(Losses) on Securities	(497)	—

Comprehensive Income	(129)	309

Average Shares Outstanding:
Basic	324,570	306,018
Diluted	384,480	365,928
Earnings Per Share:
Basic	1.13	1.01
Diluted	0.96	0.84

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Total
	Common	Capital	Retained	Comprehensive	StockHolders
	Stock	Surplus	Earnings	Income	Equity
Balance, December 31, 2003	324	3,004	6,466	274	10,068
Net Income	—	—	770	—	770
Stock Sales	1	48	—	—	49
Net Change In Comprehensive Income	—	—	—	(348)	(348)

Balance, June 30, 2004	325	3,052	7,236	(74)	10,539

Balance, December 31, 2002	309	2,625	5,070	369	8,373
Net Income	—	—	633	—	633
Stock Sales	—	20	—	—	20
Net Change In Comprehensive Income	—	—	—	150	150

Balance, June 30, 2003	309	2,645	5,703	519	9,176

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Cash Flows

	June 30,
	2004	2003
	(in thousands)
Cash Flows from Operating Activities
Net Income	770	633
Adjustments to Reconcile net income to net Cash provided by (used in) operating activities:
Provision for Loan Losses	60	60
Depreciation and amortization	98	92
Net amortization (accretion) of investments Security premiums and discounts	56	106
(Increase) Decrease in assets:
Accrued Interest Receivable	16	(105)
Other Assets	(862)	(776)
Increase (Decrease) in liabilities:
Accounts payable and Accrued Liabilities	190	808

Net Cash provided by (used in ) operating Activities	328	818
Cash flows from investing activities
Securities available for sale:
Purchase of investment securities	(9,764)	(9,591)
Proceeds from maturities of investment securities	11,323	4,001
Securities to be Held to Maturity:
Proceeds from maturities of investment securities	16	290
(Increase) Decrease in Federal Funds Sold	—	(2,394)
Net (Increase) Decrease in Loans	(5,339)	(5,943)
Purchase of facilities	(93)	(49)
Proceeds from the sale of Other Real Estate	—	—

Net Cash provided by (used in) Investing Activities	(3,857)	(13,686)
Cash flows from financing activities:
Increase (Decrease) in deposits	2,914	10,513
Net increase (Decrease) in securities sold under agreement to Repurchase	(1,119)	685
Net increase (Decrease)in notes payable	3,418	(39)
Sale (redemption) of Common Stock	49	20

Net Cash Provided by (used by) financing activities	5,262	11,179

Net increase (decrease) in cash	1,733	(1,689)
Cash, beginning of period	5,788	9,083

Cash, ending of period	7,521	7,394

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Cash Flows (Cont)

	June 30,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	2004	2003
Cash paid during the period for:
Interest	716	935
Income taxes	560	40

Valrico Bancorp, Inc.
And Subsidiary Notes to
Consolidated Finacial Statements

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

Basic net income per share has been computed by dividing net income by the average number of common shares outstanding of 324,570 as of June 30, 2004, and 308,804 as of June 30, 2003. Diluted net income per share has been computed by dividing net income by the average number of common shares and common share equalivent outstanding of 384,480 as of June 30, 2004 and 373,417 as of June 30, 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

The Company’s primary asset is its subsidiary bank, which is in its fifteenth year of operation. During the six months ended June 30, 2003, the Bank experienced a growth in deposits with an increase of $2,914,000 or 2.7%. Demand Accounts had the highest percentage of growth at 25.4%, or an increase of $5,021,000 in the six months ended June 30, 2003.

Loan growth increased $5,279,000 or 6.2% for the six months ended June 30, 2003. The allowance for credit losses at June 30, 2003 was at $1,280,000 compared to 1,206,000 at December 31, 2003. The Bank had $2,000 in charge-offs and had recoveries in the amount of $16,000 during the six months ended June 30, 2003, and has loan classified as troubled in the amount of $0 as of June 30, 2003. A total of $60,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $0 and $54,000 at June 30, 2004 and 2003, respectively. Loans 90 days or more past due amounted to $131,000 and $0 at June 30, 2004 and 2003, respectively. There were restructured loans in the amount of $66,000 and $17,000 at June 30, 2004 and 2003, respectively. The table on the following page sets forth a summary of loan loss experience:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Analysis of the Allowance for Loan Losses

	June 30,
	2004	2003
	(in thousands)
Beginning Reserves	1,206	1,015
Charge offs:
Commercial	—	1
Commercial Real Estate	—	—
Consumer	2	6
Residential	—	—

Total Charge Offs	2	7
Recoveries
Commercial	10	41
Commercial Real Estate	—
Consumer	6	16
Residential	—

Total Recoveries	16	57

Net Charge offs	(14)	(50)
Provision for Loan Losses	60	60

Ending Reserves	1,280	1,125

Consolidated net income for the six months ending June 30, 2004 was $770,000 or $2.37 and $2.00 per share, basic and diluted respectively, which compares to $633,000 or $2.05 and $1.70 per share, basic and diluted respectively, for the same period in 2003. This represents an increase over the comparable period of $137,000.

Salaries and benefits represent 58.7% of non-interest expenses for the six months ended June 30, 2004, compared to 59.3% for the six months ended June 30, 2003. Salary expense for the six months ended June 30, 2003 increased 10.1% over the same period for 2003.

The Tier I capital ratio was 8.26% and Total Capital ratio was 9.34% at June 30, 2004. The tier I capital to total risk-weighted assets ratio was 10.54% and total risk based capital ratio was 11.80% at June 30, 2004.

Disclosure Of Evaluation Of Disclosure Controls And Procedures

Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

VALRICO BANCORP, INC.

August 16th 2004	\s\ Bob Mclean

Bob Mclean
President and Chief Executive Officer

August 16th 2004	\s\ Jerry L. Ball

Jerry L. Ball
Executive Vice President