Form 10QSB
period 2004-09-30
VALRICO BANCORP INC
filed 2004-11-15
CIK 942789

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For quarterly period ending September 30, 2004
Commission File Number 000-26562

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
Common Stock, no par value

(Title of Class)

As of September 30, 2004, there were 325,150 shares of common stock outstanding.

Transitional small business disclosure format (check one):
Yes [  ] No [x]

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(in thousands)
Assets
Cash and Non-Interest Bearing Deposits	$5,792	$5,788
Federal Funds Sold	3,712	—
Securities Available for Sale	23,393	25,708
Securities Held to Maturity	876	887
Loans, Net	91,331	84,892
Facilities, Net	3,161	3,089
Other Real Estate	303	303
Accrued Interest Receivable	537	558
Other Assets	2,525	1,657

Total Assets	131,630	122,882

Liabilities
Deposits
Demand Deposits	$23,618	$9,758
NOW Accounts	24,882	22,570
Money Market Accounts	8,289	8,645
Savings Accounts	21,260	20,551
Time Deposits, $100,000 and Over	10,075	9,736
Other Time Deposits	23,178	25,580

Total Deposits	11,302	106,840
Federal Funds Purchased	_	1,500
Securities Sold Under the Agreement to Repurchase	841	120
Accounts Payable and Accrued Liabilites	1,209	772
Advances Under Line Of Credit	2,500	695
Notes Payable	4,500	2,887

Total Liabilities	120,352	112,814
Stockholder’s Equity
Common Stock, No Par Value, Authorized 1,000,000 Shares, Issued and Outstanding 325,150 for June 2004 and 323,990 for December 2003	325	324
Capital Surplus	3,052	3,004
Retained Earnings	7,655	6,466
Accumulated Other comprehensive Income	246	274

Total Stockholder’s Equity	11,278	10,068

Total Liabilities and Stockholder’s Equity	131,630	122,882

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Income

	9 Months Ended
	September 30,
	2004	2003
	(in thousands
	except per share data)
Interest Income
Interest and Fees on Loans	4,667	4,304
Interest on Investment Securities	758	728
Income on Federal Funds Sold	9	44

Total Interest Income	5,434	5,076

Interest Expense
Interest on Deposits	781	1,083
Interest on Long Term Debt	178	162

Total Interest Expense	959	1,245

Net Interest Income	4,475	3,831
Provision for Loan Losses	90	90

Net Interest Income After Provision for Loan Losses	4,385	3,741
Other Income
Service Charges on Deposit Accounts	666	688
Miscellaneous Income	124	183

Total Other Income	790	871

Other Expenses
Salaries and Employee Benefits	1,914	1,771
Occupancy Expense	273	276
Equipment Expense	207	189
Stationary, Printing and Supplies	201	228
Miscellaneous Expenses	675	572

Total Other Expenses	3,270	3,036

Income Before Taxes	1,905	1,576
Income Taxes	716	577

Net Income	1,189	999
Other Comprehensive Income
Unrealized Gains(Losses) on Securities	(28)	(138)

Comprehensive Income	1,161	861

Per Share Data:
Basic	324,570	312,613
Diluted	384,480	372,523
Earnings Per Share:
Basic	3.66	3.20
Diluted	3.09	2.68

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Income

	3 Months Ended
	September 30,
	2004	2003
	(in thousands,
	except for per share data)
Interest Income
Interest and Fees on Loans	1,593	1,492
Interest on Investment Securities	246	220
Income on Federal Funds Sold	7	11

Total Interest Income	1,846	1,723

Interest Expense
Interest on Deposits	243	322
Interest on Term Debt	72	50

Total Interest Expense	315	372

Net Interest Income	1,531	1,351
Provision for Loan Losses	30	30

Net Interest Income After Provision for Loan Losses	1,501	1,321
Other Income
Service Charges on Deposit Accounts	234	241
Miscellaneous Income	40	110

Total Other Income	274	351

Other Expenses
Salaries and Employee Benefits	644	617
Occupancy Expense	92	107
Equipment Expense	82	64
Stationary, Printing and Supplies	152	79
Miscellaneous Expenses	138	222

Total Other Expenses	1,108	1,089

Income Before Taxes	667	583
Income Taxes	248	217

Net Income	419	366
Other Comprehensive Income
Unrealized Gains(Losses) on Securities	(320)	(138)

Comprehensive Income	391	228

Average Shares Outstanding:
Basic	324,570	312,613
Diluted	384,480	372,523
Earnings Per Share:
Basic	1.29	1.17
Diluted	1.09	0.98

VALRICO BANCORP, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Compre-	Total Stock
	Common	Capital	Retained	hensive	Holders
	Stock	Surplus	Earnings	Income	Equity
Balance, December 31, 2003	$324	$3,004	$6,466	$274	$10,068
Net Income	—	—	1,189	—	1,189
Stock Sales	1	48	—	—	49
Net Change In Comprehensive Income	—	—	—	(28)	(28)

Balance, September 30, 2004	$325	$3,052	$7,655	$246	$11,278

Balance, December 31, 2002	$309	$2,625	$5,072	$369	$8,375
Net Income	—	—	999	—	999
Stock Sales	15	380	—	—	395
Net Change In Comprehensive Income	—	—	—	(138)	(138)

Balance, September 30, 2003	$324	$3,005	$6,071	$231	$9,631

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Cash Flows

	9 Months Ended
	September 30,
	2004	2003
	(in thousands)
Cash Flows from Operating Activities
Net Income	1,189	$999
Adjustments to Reconcile net income to net Cash provided by (used in) operating activities:
Provision for Loan Losses	90	90
Depreciation and amortization	156	132
Net amortization (accretion) of investments Security premiums and discounts	74	201
(Increase) Decrease in assets:
Accrued Interest Receivable	21	(21)
Other Assets	(868)	(532)
Increase (Decrease) in liabilities:
Accounts payable and Accrued Liabilities	437	504

Net Cash provided by (used in ) operating Activities	1,099	1,373
Cash flows from investing activities
Securities available for sale:
Purchase of investment securities	(9,764)	(17,697)
Proceeds from maturities of investment securities	11,977	13,278
Securities to be Held to Maturity:
Proceeds from maturities of investment securities	11	307
(Increase) Decrease in Federal Funds Sold	(3,712)	249
Net (Increase) Decrease in Loans	(6,529)	(8,128)
Purchase of facilities	(228)	(322)
Proceeds from the sale of Other Real Estate	—	—

Net Cash provided by (used in) Investing Activities	(8,245)	(12,313)
Cash flows from financing activities:
Increase (Decrease) in deposits	4,462	8,621
Increase (Decrease) in FedFunds Purchase	(1,500)	—
Net increase (Decrease) in securities sold under agreement to Repurchase	721	108
Net increase (Decrease)in notes payable	3,418	(409)
Sale (redemption) of Common Stock	49	395

Net Cash Provided by (used by) financing activities	7,150	8,715

Net increase (decrease) in cash	4	(2,225)
Cash, beginning of period	5,788	9,083

Cash, ending of period	5,792	$6,858

Valrico Bancorp, Inc.
And Subsidiary
Consolidated Statements Of Cash Flows (Cont)

	9 Months Ended
	September 30,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	2004	2003
Cash paid during the period for:
Interest	974	1,396
Income taxes	613	298

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

Basic net income per share has been computed by dividing net income by the average number of common shares outstanding of 324,570 as of September 30, 2004, and 312,613 as of September 30, 2003. Diluted net income per share has been computed by dividing net income by the average number of common shares and common share equalivent outstanding of 384,480 as of September 30, 2004 and 372,523 as of September 30, 2003.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Of Operations

The Company’s primary asset is its subsidiary bank, which is in its fifteenth year of operation. During the nine months ended September 30, 2004, the Bank experienced a growth in deposits with an increase of $4,462,000 or 4.2%. Demand Deposits had the highest percentage of growth at 19.5%, or an increase of $3,860,000 in the nine months ended September 30, 2004.

Loan growth increased $6,439,000 or 7.58% for the nine months ended September 30, 2004. The allowance for credit losses at September 30, 2004 was at $1,311,000 compared to 1,206,000 at December 31, 2004. The Bank had $2,000 in charge-offs and had recoveries in the amount of $17,000 during the nine months ended September 30, 2004, and has loan classified as troubled in the amount of $0 as of September 30, 2004. A total of $90,000 was expensed for provision for loan losses during the period. Management considers the allowance to be adequate at this time.

Nonaccrual loans amounted to $0 and $54,000 at September 30, 2004 and 2003, respectively. Loans 90 days or more past due amounted to $0 and $0 at September 30, 2004 and 2003, respectively. There were restructured loans in the amount of $53,000 and $16,000 at September 30, 2004 and 2003, respectively. The table on the following page sets forth a summary of loan loss experience:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Analysis of the Allowance for Loan Losses

	September 30,
	2004	2003
	(in thousands)
Beginning Reserves	1,206	$1,015
Charge offs:
Commercial	—	1
Commercial Real Estate	—	—
Consumer	2	8
Residential	—	—

Total Charge Offs	2	9
Recoveries
Commercial	10	41
Commercial Real Estate	—	—
Consumer	7	16
Residential	—	—

Total Recoveries	17	57

Net Charge offs	(15)	(48)
Provision for Loan Losses	90	90

Ending Reserves	1,311	$1,153

Consolidated net income for the nine months ending September 30, 2004 was $1,189,000 or $3.66 and $3.09 per share, basic and diluted respectively, which compares to $999,000 or $3.20 and $2.68 per share, basic and diluted respectively, for the same period in 2003. This represents an increase over the comparable period of $190,000.

Salaries and benefits represent 58.5% of non-interest expenses for the nine months ended September 30, 2004, compared to 58.3% for the nine months ended September 30, 2004. Salary expense for the nine months ended September 30, 2003 increased 8.07% over the same period for 2003.

The Tier I capital ratio was 8.41% and Total Capital ratio was 9.38% at September 30, 2004. The tier I capital to total risk-weighted assets ratio was 10.88% and total risk based capital ratio was 12.14% at September 30, 2004.

Subsequent Event

On November 9th, 2004, the shareholders voted to allow a merger to occur, with a newly created entity, at the annual shareholders meeting. This transaction, for which we borrowed 2.5 million in trust preferred securities, will allow the bank holding company to go private.

Disclosure Of Evaluation Of Disclosure Controls And Procedures

Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004, in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 6. Exhibits and Reports on Form 8-K

All applicable exhibits required by item 601 of Regulation SB are furnished herewith.

No reports on Form 8-K were filed during the quarter ended September 30, 2003.

Item 703. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

(a)	In the following tabular format, provide the information specified in paragraph (b) of this Item with respect to any purchase made by or on behalf of the issuer or any “affiliated purchaser,” as defined in § 240.10b-18(a)(3) of this chapter, of shares or other units of any class of the issuer’s equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
			(c) Total Number	Approximate Dollar
	(a) Total	(b)	of Shares (or Units)	Value) of Shares (or
	Number of	Average	Purchased as Part	Units) that May Yet
	Shares (or	Price Paid	of Publicly	Be Purchased Under
	Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
July 2004	0	0	0	0
August 2004	0	0	0	0
September 2004	0	0	0	0
Total	0	0	0	0

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

VALRICO BANCORP, INC.

November 15th 2004	/s/ Bob Mclean

Bob Mclean
President and Chief Executive Officer

November 15th 2004	/s/ Jerry L. Ball

Jerry L. Ball
Executive Vice President